Form 10-Q
period 1997-09-30
SPR INC
filed 1997-11-14
CIK 1026493

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly period ended September 30, 1997 or

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________


                        Commission File Number 000-22097


                                   SPR INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                               36-3932665
  (State or other jurisdiction of                              (IRS Employer
   incorporation or organization)                            Identification No.)


                         2015 Spring Road, Suite 750
                         Oak Brook, Illinois   60523
        (Address, including zip code, of principal executive offices)


                                (630) 990-2040
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  YES  x   NO
                                                      ---     ---

        As of November 4, 1997, the registrant had $8,067,400 outstanding shares of common stock, par value $.01 per share.

================================================================================

                                  SPR Inc.
                                  FORM 10-Q
              For the quarterly period ended September 30, 1997
                              Table of Contents



PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                               Page

         Unaudited Condensed Balance Sheets - December 31, 1996
         and September 30, 1997

         Unaudited Condensed Statements of Operations  -  Three
         Months and Nine Months Ended September 30, 1996 and 1997

         Unaudited Condensed Statement of Stockholders' Equity - Nine Months Ended September 30, 1997

         Unaudited Condensed Statements of Cash Flows - Nine Months Ended September 30, 1996 and 1997

         Notes to Unaudited Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

                                    SPR Inc.
                      Unaudited Condensed  Balance Sheets
                                 (in thousands)

                                                             December 31,    September 30,
                                                                 1996            1997
                                                             ------------    ------------
Assets
  Current assets:
   Cash                                                       $     356         $    904
   Accounts receivable, net                                       4,273            6,944
   Prepaid expenses and other                                       983            1,767
                                                              ---------         --------
   Total current assets                                           5,612            9,615
                                                              ---------         --------

  Property and equipment, net                                     1,519            2,130
                                                              ---------         --------
   Total assets                                               $   7,131         $ 11,745
                                                              =========         ========

Liabilities and stockholders' equity
  Current liabilities:
   Line of credit and current portion of long term debt       $   2,050         $  2,592
   Accounts payable                                                 959            1,773
   Accrued expenses:
    Salaries, commissions, and withholding taxes                    983            2,464
    Other                                                           425              235
                                                              ---------         --------
   Total current liabilities                                      4,417            7,064
                                                              ---------         --------

  Long-term debt, excluding current portion                         206              154
  Stockholders' equity
   Common stock                                                      65               65
   Additional paid in capital                                    46,735           47,156
   Retained deficit                                             (44,292)         (42,694)
                                                              ---------         --------
   Total stockholders' equity                                     2,508            4,527
                                                              ---------         --------
   Total liabilities and stockholders' equity                 $   7,131         $ 11,745
                                                              =========         ========


See notes to unaudited condensed financial statements.

                                  SPR Inc.
                Unaudited Condensed Statements of Operations
             (in thousands, except share and per share amounts)

                                                          Three months                Nine months
                                                       Ended September 30,        Ended September 30,
                                                   -------------------------    ----------------------
                                                        1996          1997         1996         1997
                                                        ----          ----         ----         ----
 Revenues                                             $   8,361    $  14,180    $  23,447    $  36,903
 Cost of Services                                         5,758        8,329       16,410       22,319
                                                      ---------    ---------    ---------    ---------
   Gross Profit                                           2,603        5,851        7,037       14,584
                                                      ---------    ---------    ---------    ---------
 Costs and Expenses
   Selling                                                  741        1,232        2,107        3,325
   Recruiting                                               315          478          926        1,176
   Stock-based compensation                               3,902                    10,622
   General and administrative  expenses                     951        2,053        2,279        6,156
                                                      ---------    ---------    ---------    ---------
     Total costs and expenses                             5,909        3,763       15,934       10,657
                                                      ---------    ---------    ---------    ---------
 Operating income  (loss)                                (3,306)       2,088       (8,897)       3,927
                                                      ---------    ---------    ---------    ---------
 Other income (expense)
  Interest expense                                          (35)         (60)         (83)        (170)
  Interest income                                             4            8           22           17
  Other, net                                                  2                        10
    Total other income (expense)                            (29)         (52)         (51)        (153)
                                                      ---------    ---------    ---------    ---------
 Income (loss) before income taxes                       (3,335)       2,036       (8,948)       3,774
 Provision for income taxes                                  --           39           --           40
                                                      ---------    ---------    ---------    ---------
 Net income  (loss)                                   $  (3,335)   $   1,997    $  (8,948)   $   3,734
                                                      =========    =========    =========    =========

Pro forma income data:
  Net income  (loss)  as reported                     $  (3,335)   $   1,997    $  (8,948)   $   3,734
  Proforma adjustment to recognize
    "C" corporation provision for income taxes              227          775          670        1,470

                                                      ---------    ---------    ---------    ---------
  Pro forma net income (loss)                         $  (3,562)   $   1,222    $  (9,618)   $   2,264
                                                      =========    =========    =========    =========
  Pro forma net income (loss) per share               $   (0.53)       $0.18    $   (1.44)   $    0.34
                                                      =========    =========    =========    =========


  Weighted average number of common and
    common equivalent shares outstanding              6,695,605    6,695,605    6,695,605    6,695,605



See notes to unaudited condensed financial statements.

                                    SPR Inc.
             Unaudited Condensed Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 1997
                         (in thousands, except shares)


                                        Common Stock              Additional                        Total
                                     ------------------------      Paid-in       Retained        Stockholders'
                                     Shares      Amount            Capital       (Deficit)          Equity
                                                                  ---------      ---------          ------
Balance at January 1, 1997           6,467,400     $       65     $   46,735     $  (44,292)     $    2,508
  Net income                                --             --             --          3,734           3,734
  Distributions                             --             --             --         (2,136)         (2,136)
  Vesting of stock options                  --             --            421              0             421
                                    ----------     ----------     ----------     ----------      ----------
Balance at September 30, 1997        6,467,400     $       65     $   47,156       ($42,694)         $4,527



See notes to unaudited condensed financial statements.

                                  SPR Inc.
                Unaudited Condensed Statements of Cash Flows
                               (in thousands)


                                                                 Nine months
                                                              Ended September 30,
                                                            ---------------------
                                                            1996             1997
                                                            ----             ----
Cash flows from operating activities:
  Net income (loss) for the period                        $  (8,948)      $  3,734
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation                                                105            299
    Stock based compensation                                 10,622              0
    Increase in accounts receivable                            (907)        (2,671)
    Expense related to stock options                              0            421
    Increase in prepaid expenses and other                       (7)          (784)
    Increase (decrease) in accounts payable                    (237)           814
    Increase in accrued expenses                                381          1,291
                                                          ---------       --------
  Net cash provided by operating activities                   1,009          3,104
                                                          ---------       --------

Cash flows from investing activities:
  Purchases of property and equipment                          (984)          (910)
  Decrease in notes receivable                                  305              0
                                                          ---------       --------
  Net cash used in investing activities                        (679)          (910)
                                                          ---------       --------

Cash flows from financing activities:
  Net borrowings on line of credit                              300          1,211
  Distributions                                                (801)        (2,136)
  Net payments on long-term debt                               (765)          (721)
                                                          ---------       --------
  Net cash used in financing activities                      (1,266)        (1,646)
                                                          ---------       --------

  Net increase (decrease) in cash                              (936)           548
Cash, beginning of period                                     1,109            356
                                                          ---------       --------
Cash, end of period                                       $     173           $904
                                                          =========       ========
Supplemental disclosure of Cash payments made for:
  Interest                                                $      83       $    170
  Income taxes                                                    0             40
                                                          =========       ========





See notes to unaudited condensed financial statements.

                                  SPR Inc.

                        Notes to Unaudited Condensed
                      Consolidated Financial Statements


Note 1.  Interim Financial Statements
     The accompanying unaudited interim condensed financial statements of SPR Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996, included in the registration statement on Form S-1 filed by the Company with the Securities and Exchange Commission on October 1, 1997, as amended.

     The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

Note 2.   Computation of Net Income and Pro Forma Net Income  Per Share
     Pro forma net income per common and common equivalent share are computed based on the weighted average of common and common equivalent shares outstanding during the period.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the twelve months immediately preceding the initial public offering date (using the treasury stock method and the initial public offering price per share) have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented.

Note 3.  FASB Statement 128
     In March 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128"), superseding Accounting Principles Board Opinion No. 15 ("APB 15"). This statement establishes a different method of computing net income per share from that currently required under the provisions of APB 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. SFAS 128 is required to be adopted for periods ending after December 15, 1997.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The following table sets forth, for the periods indicated, selected statements of earnings as a percentage of revenues:

                                        Three Months          Nine Months
                                     Ended September 30    Ended September 30
                                       1996     1997         1996    1997
                                       ----  ----------      ----  ---------
[S]                                    [C]      [C]          [C]      [C]
Revenues                                 100%     100%         100%     100%
Cost of Service                           69       59           70       61
                                       -----    -----        -----    -----
 Gross Profit                             31       41           30       39
Costs and Expenses

 Selling                                   9        9            9        9
 Recruiting                                4        3            4        3
 Stock-based compensation                 47       --           45       --
 General and administrative expenses      11       15           10       17
                                       -----    -----        -----    -----
  Total Costs and Expenses                71       27           68       29
                                       -----    -----        -----    -----
Operating income (loss)                  (40)      14          (38)      10
Provision for income taxes                --       --           --       --
                                       -----    -----        -----    -----
Net income (loss)                        (40)%     14%         (38)%     10%
                                       =====    =====        =====    =====


     Revenues. Revenues increased 70% to $14.2 million in the third quarter of 1997 from $8.4 for the comparable 1996 quarter. Revenues in the first nine months of 1997 increased 57% to $36.9 million from $23.4 million for the comparable 1996 period. The increases in the third quarter and the nine months of 1997 were primarily the result of revenue generated by the consultants who completed the entry-level training program in 1996 and 1997 and an increased number of engagements for both new and existing clients

     Gross Profit. Gross profit increased 125% to $5.9 million in the third quarter of 1997 from $2.6 million in the third quarter of 1996. Gross profit in the first nine months of 1997 increased 107 % to $14.6 million from $7.0 million for the comparable 1996 period. Gross profit as a percentage of revenues increased to 41% in the third quarter of 1997 from 31% for the comparable 1996 quarter. Gross profit in the first nine months of 1997 increased to 39% from 30% for the comparable 1996 period. The increase in gross profit was primarily attributable to higher billing rates and a higher billing-to-consultant cost ratio. The higher billing rates were realized as a result of the increase in project management engagements and the higher billing-to-consultant cost ratio was attributable to the placement of consultants who completed the entry-level training program in 1996 and 1997.

     Selling Expenses. Selling expenses increased 66% to $1.2 million in the third quarter of 1997 from $0.7 million for the comparable 1996 quarter. Selling expenses in the first nine months of 1997 increased 58% to $3.3 million
from $2.1 million for the comparable 1996 period.   These increases were
primarily the result of increased commissions due to the 70% increase in sales in the third quarter of 1997 and the 57% increase in sales in the first nine months of 1997 as compared to the comparable 1996 periods. The Company's selling expenses as a percentage of revenues were approximately 9% in all four periods presented.

     Recruiting Expenses. The Company hired 130 consultants in the third quarter of 1997 and 290 in the first nine months of 1997 as compared to 89 consultants in the third quarter of 1996 and 238 in the first nine months of
1996.   Recruiting expenses increased 52% to $0.5 million in the third quarter of 1997 from $0.3 for the comparable 1996 quarter. Recruiting expenses in the first nine months of 1997 increased 27% to $1.2 million from $0.9 million for the comparable 1996 period. Total recruiting costs per hire increased to approximately $4,100 in the first nine months of 1997 from $3,900 per hire in the first nine months of 1996.

     Stock-based Compensation Expense.  The stock-based compensation expense is
non-recurring subsequent to October 31, 1996.   Stock-based compensation
expense allocated to the first quarter of 1996 was $3.9 million and $10.6 million was allocated to the first nine months of 1996.

     General and Administrative Expenses. General and administrative expenses increased 116% to $2.1 million in the third quarter of 1997 from $1.0 million for the comparable 1996 quarter. General and administrative expenses in the first nine months of 1997 increased 170% to $6.2 million from $2.3 million for the comparable 1996 period. These increases were primarily attributable to 13 additional employees , general salary and management bonus increases, non-cash compensation expense of approximately $0.4 million related to the grant of options on June 2, 1997, bad debt expense of approximately $0.5 million relating primarily to a client which filed for Chapter 11 bankruptcy and $0.2 million in expenses relating to the Company's March 1997 proposed initial public offering that was postponed. Additional factors contributing to these increases include increased rent relating to new office space, increased depreciation, increased professional fees and training costs associated primarily with outside instructors for the entry-level training program.

Liquidity and Capital Resources
     Prior to its initial public offering in October 1997, the Company financed its growth through cash flows from operations, periodically supplemented by borrowings under its line of credit or revolving credit and term loan facilities. Receivables have decreased to 41 days of revenues at September 30, 1997 from 43 days of revenues at December 31, 1996

     On October 1, 1997 the Company completed an initial public offering of its common stock which resulted in net proceeds to the company of $23.8 million. The Company, subsequent to the initial public offering, has no substantially outstanding debt. The Company believes the net proceeds from such offering (less the related offering expenses), together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs, including funding the Company's growth strategy.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
     The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements including statements pertaining to future uses of the IPO proceeds, the financing of the Company's working capital requirements and hedging of any market risk sensitive instruments. Results actually achieved thus may differ materially from expected results included in these statements.



PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The Company's Registration Statement No. 333-32735 with respect to its initial public offering of 2,990,000 shares of the Company's common stock, $.01 par value per share (the "Offering"), was declared effective on October 1, 1997. Smith Barney Inc. and Robert W. Baird & Co. Incorporated were the Managing Underwriters of the Offering. Of the shares so registered, the Company sold 1,600,000 shares and certain selling stockholders sold an aggregate of 1,000,000 shares on October 7, 1997. On November 4, 1997, certain selling stockholders sold an additional 390,000 shares pursuant to the underwriters' exercise of their over-allotment option. All of the shares in the Offering were sold at a price of $16 per share for an aggregate offering price of $47,840,000.

         Net proceeds to the Company from the sale of 1,600,000 shares in the Offering is estimated to be approximately $22.7 million, after deducting underwriting discounts and commissions of $1.8 million and estimated offering expenses of $1.1 million paid by the Company. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

         In October, 1997, the Company distributed approximately $2.5 million of the net proceeds to persons who were stockholders of the Company prior to the Offering, which amount represents the Company's undistributed S corporation earnings from November 1, 1996 through the closing date of the Offering. In addition, the Company used approximately $2.7 million of its net proceeds from the Offering to pay outstanding indebtedness under a revolving credit facility and two term notes.

         The Company's remaining net proceeds from the Offering of approximately $17.5 million are being temporarily invested in short-term investment grade securities, certificates of deposit or direct or guaranteed obligations of the United States Government. The Company intends to use the remaining net proceeds for general corporate purposes, including the expansion of its entry-level training program, opening additional virtual insourcing centers, working capital, branch expansion and possible acquisitions of related businesses. The Company is not currently engaged in any negotiations for the acquisition of any other business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a) Exhibits.
(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SPR Inc.
Date: November 14, 1997               By:   /s/ Robert M. Figliulo
      ---------------------                 ---------------------------
                                            Robert M. Figliulo
                                            Chief Executive Officer and
                                            Chairman of the Board of
                                            Directors

Date: November 14, 1997               By:   /s/ Stephen J. Tober
      ---------------------                 ---------------------------
                                            Stephen J. Tober
                                            Executive  Vice President -
                                            Finance and Business
                                            Development

Date: November 14, 1997               By:   /s/ Stephen T. Gambill
      ---------------------                 ---------------------------
                                            Stephen T. Gambill
                                            Chief Financial Officer