Form 10-K
period 1997-12-31
SPR INC
filed 1998-03-31
CIK 1026493

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 1997
                      ------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    COMMISSION FILE NUMBER 000-22097
                                    SPR INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       36-3932665
      (State or other jurisdiction of               (I.R.S. Employer Identification No.)
       incorporation or organization)

          2015 SPRING ROAD, SUITE 750, OAK BROOK, ILLINOIS 60523-1874
                    (Address of principal executive offices)

                                 (630) 990-2040
              (Registrant's telephone number, including area code)
                      ------------------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.01
                      ------------------------------------

                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x] No [ ]

As of March 23, 1998, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based upon the per share closing price of $34.63 on March 23, 1998, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $147,000,000.

As of March 23, 1998, there were 8,091,371 shares of registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     SPR Inc., a Delaware corporation ("SPR" or the "Company") has over 24 years of experience in providing IT services to clients in a variety of industries, including financial services, healthcare, insurance, manufacturing, oil and gas, transportation and utilities. The Company focuses its marketing efforts on Fortune 1000 companies and other large organizations which have complex IT operations and significant IT budgets. SPR's objective is to become the leading IT services provider to both new and existing clients. SPR provides its clients with three levels of consulting support which are distinguished by the degree of responsibility the Company assumes: strategic planning, project management and implementation. Within this framework, SPR currently provides outsourcing services through four service offerings: Systems Re-engineering, Century Date Compliance, Application Management and Information Delivery Services ("IDS") in addition to providing General Consulting services. SPR bills its clients on either a time and materials or a fixed-price basis. The Company believes that this breadth of service and support fosters long-term client relationships, promotes cross-selling opportunities and minimizes the Company's dependence upon any particular service offering or client.

     The Company's business was founded in 1973 by Eugene Figliulo as Systems & Programming Resources, Inc. ("Systems Inc."). During 1994, Systems Inc. transferred certain assets and liabilities to SPR Chicago, SPR Tulsa, and SPR Wisconsin, respectively. These entities were organized as S corporations and owned by the executives primarily responsible for the operations in each of these locations. SPR Chicago, SPR Tulsa, SPR Wisconsin, Systems Inc. and DataFlex (an affiliated IT services company in a complementary business) were merged into the Company upon the Company's formation in October 1996.

     The Company maintains its principal executive offices at 2015 Spring Road, Oak Brook, Illinois 60523-1874. Its telephone number is (630) 990-2040. The Company's World Wide Web address is www.sprinc.com. The Company currently has four branch offices located in Chicago, Tulsa, Milwaukee and Dallas. The Company has made, and intends to continue to make, significant investments in its systems infrastructure, recruiting organization, training programs and marketing initiatives in an effort to sustain growth. SPR intends to leverage these investments, as well as its operating expertise, by opening additional branch offices.

INDUSTRY OVERVIEW

     Dataquest Incorporated estimated total expenditures for professional IT services in the United States were approximately $62 billion in 1997. Dataquest also estimates that the professional IT services market, consisting of consulting and education, systems integration and development and systems management services, will reach approximately $80 billion by 1999. This represents a compound annual growth rate of approximately 14% between 1997 and 1999.

     The Company's experience is that many large organizations find it increasingly difficult and costly to internally maintain their existing systems. Management believes that over 80% of existing mainframe and mid-range systems will still be in operation seven to ten years from now as businesses will continue to require massive data storage capabilities and tremendous processing power, which are most efficiently provided by mainframe technology. As providers of IT services focus more on the client/server segment of the market, however, fewer professionals possess the skills necessary to support and maintain existing mainframe and mid-range systems. The Company believes these factors provide it with a substantial growth opportunity within the IT services industry.

     In addition, the Company believes that clients will continue to maintain and improve their existing systems because: (i) existing systems represent an enormous investment which may prove too risky and expensive to completely replace; (ii) mainframe computing is increasingly being utilized in new ways as Internet/intranet technologies develop; (iii) existing systems are critical to the functioning of clients' businesses as they contain vital business information needed to build replacement systems; and (iv) regardless of which front-end computing platform is utilized, clients still need to access data resident in mainframe computers.

     The Company also is capitalizing on the substantial growth opportunity created by problems inherent in implementing mass changes to application systems and their associated data bases. Examples of mass change include the European Union's expected conversion to the euro currency, the extension of the number of digits and other characters in zip codes, product codes and account numbers and, especially the year 2000 problem, the software glitch that will prevent computers from properly recognizing dates after the year 1999.

BUSINESS STRATEGIES

     The Company's objective is to become the leading IT service provider to both new and existing clients. To achieve this objective, the Company has pursued, and intends to continue to pursue, the following business strategies:

     EXPAND INFORMATION TECHNOLOGY CONSULTANT (ITC) TRAINING PROGRAM TO ATTRACT, DEVELOP AND RETAIN QUALIFIED TECHNICAL CONSULTANTS. The Company currently employs 18 full-time recruiters: 8 in Chicago, 5 in Tulsa, 4 in Milwaukee and 1 in Dallas. Over the past 24 years, the Company has developed and refined an internal recruiting database which facilitates rapid identification of consultant candidates based upon skill and geographic location. To address the shortage of qualified technical consultants, the Company has developed a three-to-six year training program. The ITC Training Program, targeted at college graduates with degrees other than computer science, begins with a seven-week entry-level course specifically focused on Century Date Compliance. The Company, in conjunction with DeVry, Inc., has developed a continuing education program to enable its consultants to enhance their careers and to improve their technical skills. See "Business -- Recruiting and Training." The Company believes its training program, together with its comprehensive employee welfare plans, the Option Plan and the Employee Stock Purchase Plan, provide the Company with a competitive advantage in attracting, developing and retaining qualified technical consultants.

     CONTINUE TO FOCUS ON PROJECT MANAGEMENT TO DELIVER VALUE-ADDED IT SOLUTIONS. In recent years, the Company has shifted its focus from general consulting engagements such as contract programming to outsourcing engagements focusing on project management and strategic planning such as Century Date Compliance, Systems Re-engineering, Application Management and IDS. The Company believes that by providing such value-added services it develops in-depth knowledge of its clients' existing systems and gains a competitive advantage in assessing its clients' needs with respect to emerging technologies and anticipating opportunities to provide additional IT services.

     FOCUS ON LEADING TECHNOLOGIES. The Company maintains and continues to build expertise not only in mainframe applications but also in other high demand technologies, such as Internet/intranet applications, open computing systems, object oriented solutions, data warehousing and relationships with software product developers and research institutions to remain on the leading edge of technological development and to provide its clients with technologies that are best suited to their individual needs.

     DELIVER UNBIASED SERVICE OFFERINGS UTILIZING DISCIPLINED
METHODOLOGIES. The Company works closely with its clients' IT personnel from the strategic planning phase through the completion of an engagement. To increase productivity and efficiency, the Company has developed specific proprietary service methodologies, Renovation(SM) and Renovation 2000(SM), and a proprietary software analysis tool, CodeVu(SM). In implementing its methodologies, the Company utilizes the best available third-party application software and productivity tools without regard to specific third-party vendor relationships, thereby avoiding the bias resulting from promoting third-party products. The Company is capable, therefore, of offering its clients an objective assessment of the advantages and disadvantages of the latest packaged software applications, platforms, operating systems and productivity tools.

GROWTH STRATEGIES

     Historically, the Company has grown by developing new service offerings and expanding its client base. The Company may also pursue growth through selected geographic branch expansion and strategic acquisitions. Management believes that its strategies have positioned the Company to achieve continued growth in revenues and earnings. Key elements of the Company's growth strategies include the following:

     CAPITALIZE ON OUTSOURCING TREND THROUGH CENTURY DATE COMPLIANCE AND MASS CHANGE EXPERTISE. SPR was an early entrant into the year 2000 segment of the market, completing its first Century Date Compliance engagement in 1993. The Company expects that its expertise in this industry segment will result in additional Century Date Compliance engagements as the year 2000 approaches. To date, the Company has found that many of its clients request the Company not only to evaluate their Century Date Compliance needs, but also to assess functional and technical quality in their application portfolios and develop strategies for improvement. As a result of its Century Date Compliance engagements, SPR expects to be strategically positioned to provide additional IT services to clients who have already entrusted their core, mission-critical systems to SPR.

     DEVELOP ADDITIONAL VIRTUAL INSOURCING CENTERS. In order to capitalize on the corporate trend towards outsourcing, the Company established its first Virtual Insourcing Center in the third quarter of 1996. Since then, it has expanded the center associated with the Chicago branch and has opened additional centers for its Tulsa and Dallas branches in the third quarter of 1997. Virtual Insourcing Centers augment the Company's Application Management service offering and are local extensions of the Company's Systems Re-engineering, Century Date Compliance and General Consulting service offerings. Equipped with a variety of computer hardware, software and networking technologies and systems, these centers enable the Company to provide the full range of its service offerings in a Company facility rather than at its clients' facilities. The Virtual Insourcing Centers also enable the Company to assume off-site project management responsibilities and to complete Century Date Compliance and Systems Re-engineering and Application Management engagements without interrupting its clients' businesses. In addition, Virtual Insourcing Centers allow the Company to implement the testing phases of its Renovation(SM) and Renovation 2000(SM) methodologies seven days a week, rather than only on weekends when clients are not utilizing their systems.

     DEVELOP AND EXPAND ADDITIONAL CLIENT SERVICES. The Company believes there are substantial opportunities for increasing revenues by developing and expanding services offered to existing and prospective clients. In response to client needs, SPR implemented its IDS service offering in the third quarter of 1995. IDS was introduced to provide end-users access to data locked within existing systems. By incorporating technologies such as data warehousing, online analytical processing ("OLAP"), data mining and the Internet/intranet, IDS helps bridge the gap between modern technologies and existing systems.

     LEVERAGE EXISTING CLIENT BASE. The Company intends to continue building long-term client relationships. Its record of customer satisfaction and expanded service offerings have contributed to the Company's ability to increase the revenues generated from existing clients. The Company derived more than 70% of its revenues in 1997 from 51 clients to which it had provided IT services in at least the prior three consecutive years. The Company intends to further penetrate its existing client base by providing additional service offerings.

     EXPAND GEOGRAPHIC PRESENCE. Geographic expansion will be driven primarily by the growing need to service existing clients' divisions or affiliates in new geographic locations. The Company opened a Dallas branch in February, 1997. The Company also may pursue strategic acquisitions either to expand its geographic presence or to complement and further diversify its existing service offerings.

SERVICE OFFERINGS

     Since its inception, the Company has provided technical personnel to augment its clients' internal IT departments. Over the past several years, however, the Company has focused its efforts on providing higher-end service offerings. The Company provides its clients with three levels of consulting support which are distinguished by the degree of responsibility the Company assumes: strategic planning, project management and implementation. Within this framework, SPR currently provides outsourcing services through four service offerings: Systems Re-engineering, Century Date Compliance, Application Management and IDS in addition to providing General Consulting services. The amount of responsibility assumed by the Company generally depends upon a client's in-house capabilities and desire to outsource IT functions. Based upon client needs, SPR can provide strategic planning, project management or implementation either at its clients' facilities or off-site at SPR's Virtual Insourcing Centers. SPR employs proven proprietary service methodologies and software analysis tools to deliver these services. SPR bills its clients on either a time and materials or fixed-price basis.

     GENERAL CONSULTING. General Consulting consists of providing technical personnel with expertise in a wide variety of skills and disciplines to augment clients' internal IT departments. Clients' IT departments often require advice and programming skills without the full range of project management support. General Consulting consists of staff augmentation principally for maintenance and development of client/server and mainframe environments.

     SYSTEMS RE-ENGINEERING. Systems Re-engineering consists of software portfolio analysis and assessment, code stabilization, code modularization, language upgrades or conversions, business specification extraction and system documentation. The Company re-engineers existing systems to create more manageable and functional applications and transitions existing systems to distributed client/server and networking systems. This service offering allows the Company's clients to leverage their investments in existing systems through analysis, improvement, redesign and reuse of applications.

     CENTURY DATE COMPLIANCE. Century Date Compliance consists of retrofitting existing systems to address the date-coding problem that will be caused by the year 2000. Century Date Compliance services include high-level organizational assessment of a client's software portfolio and organizational readiness, engagement planning and management and implementation.

     APPLICATION MANAGEMENT. Application Management consists of providing the management, systems maintenance and support of all or part of clients' existing IT applications. Using proprietary and third-party service methodologies and tools, the Company provides transition planning, engagement management, program maintenance and testing, production support and system improvements.

     INFORMATION DELIVERY SERVICES. IDS consists of accessing, analyzing and managing data which currently resides in existing systems. The Company uses its expertise with existing systems and emerging technologies to provide its clients with the ability to retrieve and utilize data resident in existing systems which would otherwise be inaccessible. Services provided within IDS include information harvesting, information analysis and information publishing, which incorporate technologies such as OLAP and the Internet/intranet.

PROPRIETARY SERVICE METHODOLOGIES AND SOFTWARE ANALYSIS TOOL

     The Company's proprietary service methodologies, Renovation(SM) and Renovation2000(SM), and its proprietary software analysis tool, CodeVu(SM), provide SPR with a disciplined approach to fulfill its engagements. Renovation(SM) and Renovation2000(SM) enable the Company to deliver its service offerings through a tested and repeatable format. CodeVu(SM) quickly and accurately provides information concerning client software portfolios. These service methodologies coupled with the software analysis tool, as well as key strategic alliances with third-party software providers such as Arbor Software and Micro Focus, facilitate the development of well-defined tasks and timetable for each phase of an engagement from strategic planning through implementation.

     RENOVATION(SM) Renovation(SM) was first used by the Company in 1988 for Systems Re-engineering engagements. The methodology employs a four phase approach: assessment, improvement, transformation and preservation. In the assessment phase, the system is analyzed for architectural deficiencies and a strategy is developed for correcting these deficiencies and transforming the existing architecture. In the improvement phase, commercially available tools and internally developed techniques are applied to implement the strategy developed in the assessment phase. In the transformation phase, the newly re-engineered system is transformed into a new architectural paradigm. In the preservation phase, quality assurance procedures are developed. These procedures are designed to help prevent the degradation of the system after the systems Reengineering process is complete, thereby protecting the client's investment in its existing systems.

     RENOVATION2000(SM). Renovation2000(SM) is SPR's methodology for Century Date Compliance engagements. This methodology employs a repeatable process which, in conjunction with the best available third-party application software and productivity tools, analyzes, locates and retrofits all programs and data affected by the absence of a century date field to permit processing of dates after 1999. This methodology enables the Company to capture information allowing the refinement of the process and the preparation of estimates and schedules throughout the engagement.

     CODEVU(SM). CodeVu(SM), which runs on mainframe and personal computing platforms, analyzes source code and provides quantitative information at the program and system level. CodeVu(SM) provides insight regarding the technical quality of the source code, identifies programs that are the most costly to maintain and represent the highest risk and identifies and locates potential problems hidden within the code. This tool has been used successfully by the Company in a large number of engagements including Systems Re-engineering, Century Date Compliance and Application Management. CodeVu(SM) is often integrated into client environments to assist with the maintenance and preservation of source code.

RECRUITING AND TRAINING

     The Company employs 18 full time recruiters, including three recruiting managers, who are responsible for recruiting and establishing relationships with qualified technical personnel. Technical personnel meeting the Company's standards are added to a computerized database. Recruiting managers maintain regular contact with technical personnel, monitor their availability and changes in skill levels and update the database, which has been maintained for over 24 years.

     In the first quarter of 1996, the Company implemented its ITC Training Program to address the current shortage of available technical consultants. The Company actively recruits college graduates with degrees other than in computer science, such as music, mathematics and philosophy. Based upon its experience with graduates of the entry-level portion of the training program, the Company believes such individuals have the aptitude to develop the requisite systems and programming skills. The Company enrolls these individuals in an intensive seven-week entry-level training course. Upon completion of training, the Company places these individuals on Century Date Compliance engagements. The Company enters into employment agreements with these individuals, whereby the consultants agree to reimburse the Company for some or all of the cost of their training if they leave the Company within four years. Since the commencement of the ITC Training Program course on February 15, 1996, approximately 200 individuals have entered and successfully completed the entry-level training. The Company intends to continue to conduct additional training classes on a regular basis. The Company has developed additional training courses in conjunction with DeVry, Inc., a leading higher education institution specializing in technology. These courses offer SPR's consultants advanced training in information technologies. By participating in these advanced training courses, the Company's consultants can attain certification from DeVry and earn credits toward both a master's degree in information technology and an MBA.

MARKETING AND SALES

     SPR marketing representatives are assigned to a limited number of accounts in order to develop an in-depth understanding of each client's individual needs and to build long-term client relationships. These representatives are responsible for providing highly responsive service and ensuring that the Company's service offerings achieve client objectives. In many instances, a portion of SPR's marketing activity is carried out by senior Company executives.

     The Company employs a variety of business development and marketing techniques to communicate directly with current and prospective clients, including (i) various print and direct mail advertisements, (ii) participation in print and live interviews, roundtable discussions and seminars, and (iii) a World Wide Web site (www.sprinc.com). In addition, the Company believes that its Chief Executive Officer and Chairman is recognized as an expert concerning the year 2000 problem. He has participated, often with other service providers, research organizations and productivity tool and hardware companies, in print, television and live interviews and seminars concerning this problem. The Company believes these activities promote greater client awareness and enhance the SPR brand name.

CLIENT BASE

     The Company serves clients in a diverse range of industries thereby mitigating cyclical effects of any one industry or market. The Company derives an additional level of diversification from certain of its clients. Different operating divisions of a given client may utilize any one or several services offered by SPR, which helps mitigate the risk of customer concentration. During 1997 SPR's ten largest clients accounted for approximately

50% of the Company's revenues, and its largest customer, Allstate Insurance Company, accounted for approximately 12% of such revenues.

EMPLOYEES

     As of December 31, 1997, the Company had 573 IT consulting professionals, of whom 531 were employees and 42 were independent contractors. Of these IT consulting professionals 52 were project managers. As of such date, the Company had 263 IT consulting professionals in Chicago, 146 in Tulsa, 143 in Milwaukee and 21 in Dallas, respectively.

     The Company has three categories of IT consultants: Salaried employees, associate employees and independent contractors. Salaried employees are full-time employees of the Company and are eligible for all benefits offered by the Company. Associate employees are eligible for the same benefits offered to salaried employees but are paid on an hourly basis and, as such, are not entitled to paid time off in the form of sick days, personal days or vacation. Approximately 93% of the Company's IT consultants are employees. Independent contractors are not employees of the Company, but are paid on an hourly basis and are not entitled to any benefits offered to Company employees. Approximately 7% of the Company's IT consultants are independent contractors.

     The Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be good.

COMPETITION

     The market for IT professional services is intensely competitive on local and national levels, and the Company competes frequently with a variety of companies for both the same clients and qualified technical consultants. These companies include: "Big Six" accounting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, general management consulting firms and programming companies. The Company considers large organizations with complex IT needs to be among its primary clients. Within a given market, there are a limited number of such potential clients, some of which have designated only certain IT professional services companies as approved providers of IT professional services. Primary competitive factors for obtaining and retaining clients include price, quality of services, technical expertise and responsiveness to client needs. The primary competitive factors in attracting and retaining qualified candidates as consultants are competitive compensation arrangements and consistent exposure to high quality and varied engagements.

     Several of the Company's competitors are substantially larger than the Company and have greater financial and other resources. Many of such competitors have also been in business longer than the Company and have significantly greater name recognition throughout the United States, including the geographic areas in which the Company operates and into which it may expand. In addition, such competitors are able to meet a broader range of a client's IT consulting needs and serve a broader geographic range than the Company, which permits such competitors to better serve national accounts. Although the Company believes that it competes, and will continue to compete, favorably with existing and future competitors, there can be no assurance that the Company will continue to do so.

INTELLECTUAL PROPERTY RIGHTS

     Software developed by SPR in connection with a client engagement typically becomes the exclusive property of the client. The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights, the rights of third parties from whom the Company licenses intellectual property and the proprietary rights of its clients. The Company enters into confidentiality agreements with its consultants in an effort to prevent the distribution of proprietary information.

     SPR(SM), Renovation(SM), Renovation2000(SM), CodeVu(SM) and the SPR logo are service marks of the Company. The Company holds no patents or registered copyrights, and has no present intention of registering any copyright or filing any patent applications.

ITEM 2.  PROPERTY

     SPR leases its principal executive offices, which are located at 2015 Spring Road, Oak Brook, Illinois 60523-1874, and also leases facilities in Tulsa, Oklahoma, Dallas, Texas, and Milwaukee, Wisconsin. These leases expire on January 21, 2002, May 31, 2004 and May 31, 2001, respectively. The Company also leases space in Oak Brook, Illinois, Tulsa, Oklahoma, and Dallas, Texas to house Virtual Insourcing Centers. The leases expire in 2002, 2002, and 2003, respectively. The Company believes it has adequate space to conduct its current business. The Company anticipates, however, that additional space will be required as business expands but believes that it will be able to obtain suitable space as needed. See Note 6 of Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     The company is not involved in legal proceedings which the Company believes are material to its business.

SAFE HARBOR PROVISION

     This Form 10-K contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-K, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, difficulties in attracting qualified technical consultants, the Company's ability to manage rapid growth and expansion into new geographic areas and service lines, the Company's ability to manage the risks associated with client projects or unexpected termination of a significant engagement and risks related to possible acquisitions. These and other risks are more fully described in the "Risk Factors" section of the Company's registration statement (No. 333-32735) on Form S-1 filed by the Company with the Securities and Exchange Commission on August 1, 1997, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the period covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          (a) The Company's common stock began trading on October 2, 1997 at a price of $16.00 per share. The Company's common stock is quoted on the Nasdaq National Market, under the symbol SPRI. The range of high and low sales prices, as reported by the Nasdaq National Market, for the fourth quarter of 1997 and the first quarter of 1998 through March 23, 1998, was as follows:

                                                                   HIGH    LOW
                                                                   ----    ---
   1997 Fourth Quarter.........................................     20      13 3/4
   1998 First Quarter (through March 23, 1998).................     35 1/2  16 1/8

     Except for undistributed S corporation income earned prior to the offering, the Company has not paid any dividends to date and plans to reinvest its earnings in future growth opportunities. The Company does not anticipate paying cash dividends in the foreseeable future.

     As of March 23, 1998, there were approximately 34 stockholders of record. This number does not include stockholders for whom shares were held in a nominee or street name.

     (b) The Company's Registration Statement No. 333-32735 with respect to its initial public offering of 2,990,000 shares of the Company's common stock, $.01 par value per share (the "Offering"), was declared effective on October 1, 1997. Salomon Smith Barney Inc. and Robert W. Baird & Co. Incorporated were the Managing Underwriters of the Offering. Of the shares so registered, the Company sold 1,600,000 shares and certain selling stockholders sold an aggregate of 1,000,000 shares on October 7, 1997. On November 4, 1997, certain selling stockholders sold an additional 390,000 shares pursuant to the underwriters' exercise of their over-allotment option. All of the shares in the Offering were sold at a price of $16 per share for an aggregate offering price of $47,840,000.

     Net proceeds to the Company from the sale of 1,600,000 shares in the Offering were approximately $22.5 million, after deducting underwriting discounts and commissions of $1.8 million and offering expenses of $1.3 million paid by the Company. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

     In October, 1997, and February, 1998, the Company distributed approximately $2.5 million and $0.3 million, respectively, of the net proceeds to persons who were stockholders of the Company prior to the Offering, which amount represents the Company's undistributed S corporation earnings from November 1, 1996 through the closing date of the Offering, plus other income tax related distributions. In addition, the Company used approximately $2.7 million of its net proceeds from the Offering to pay outstanding indebtedness under a revolving credit facility and two term notes.

     The Company's remaining net proceeds from the Offering of approximately $17.0 million are being temporarily invested in short-term investment grade securities, certificates of deposit or direct or guaranteed obligations of the United States Government. To date, the Company has used approximately $1.0 million of such proceeds and intends to use the remaining net proceeds for general corporate purposes, including the expansion of its entry-level training program, opening additional virtual insourcing centers, working capital, branch expansion and possible acquisitions of related businesses. The Company is not currently engaged in any negotiations for the acquisition of any other business.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data is derived from the Company's financial statements and notes thereto that have been audited by Arthur Andersen LLP, independent public accountants. This information should be read in conjunction with the financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------------------
                                            1993      1994              1995            1996             1997
                                          -------   -------          --------         --------         -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues................................  $11,731    $14,797          $ 22,908         $ 32,511         $53,422
Cost of Services........................    8,338     10,424            15,525           23,287          32,377
                                          -------    -------          --------         --------         -------
Gross Profit............................    3,393      4,373             7,383            9,224          21,045
COSTS AND EXPENSES
Selling.................................    1,012      1,165             2,141            3,046           4,855
Recruiting..............................      341        410               777            1,323           1,608
Stock-based compensation................       --      6,510(1)         27,987(1)        12,231(1)           --
General and administrative expenses.....    1,230      1,334             1,642            3,742           8,438
                                          -------    -------          --------         --------         -------
Total costs and expenses................    2,583      9,419            32,547           20,342          14,901
                                          -------    -------          --------         --------         -------
Operating income (loss).................      810     (5,046)(1)       (25,164)(1)      (11,118)(1)       6,144
Other income (expense)..................        6        (57)             (109)             (71)             47
                                          -------    -------          --------         --------         -------
Income (loss) before income taxes.......      816     (5,103)(1)       (25,273)(1)      (11,189)(1)       6,191
Provision for income taxes..............        4         75                21                9           1,553
                                          -------    -------          --------         --------         -------
Net income (loss), as reported..........  $   812    $(5,178)(1)      $(25,294)(1)     $(11,198)(1)     $ 4,638
                                          =======    =======          ========         ========         =======
Historical diluted net income (loss) per
  share.................................                              $  (3.91)        $  (1.73)        $  0.65
                                                                      ========         ========         =======
Pro forma net income (loss) per common
  share -- assuming dilution............                              $  (4.08)        $  (1.79)        $  0.45
                                                                      ========         ========         =======
Pro forma net income per common share --
  assuming dilution and excluding a
  one-time deferred tax charge..........                                                                $  0.52
                                                                                                        =======
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and short-term investments.........  $   289    $ 1,083          $  1,109         $    356         $21,158
Working capital.........................    1,771      1,674             2,370            1,194          23,097
Total Assets............................    2,418      3,573             5,584            7,131          31,943
Long-term debt, less current portion....       --      1,841               704              206               9
Total Stockholders' equity..............    1,954        326             2,275            2,507          25,530

---------------

(1) In 1994, Systems Inc. transferred certain assets and liabilities to SPR Chicago and SPR Wisconsin. Inasmuch as such 1994 transactions were among family members within a control group, such transactions have been recorded in the Company's financial statements as if the stockholders of SPR Chicago and SPR Wisconsin received non-cash, stock-based compensation during 1994, 1995 and 1996 in an amount equal to the increase in the estimated value of such companies since 1994. This expense is non-recurring subsequent to October 31, 1996. Such compensation expense is recorded as stock-based compensation with the corresponding credit included in additional paid-in capital. Upon conversion of the Company to a C corporation upon closing of the Offering, the retained deficit of the Company, which includes the aggregate stock-based compensation expense, was reclassified and netted against additional paid-in capital. See Note 11 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE DISCUSSION BELOW CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE RULES PROMULGATED PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934) THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, THE COMPANY'S MANAGEMENT. THE COMPANY'S RESULTS, PERFORMANCE AND ACHIEVEMENTS IN 1998 AND BEYOND COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY SUCH FORWARD-LOOKING STATEMENTS. SEE "SAFE HARBOR PROVISION" ON PAGE 7 FOR A DISCUSSION OF FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES.

COMPANY OVERVIEW

     The Company was founded in 1973 and derives its revenues from providing IT consulting services. SPR principally bills its clients on a "time and materials basis" and revenues are recognized as services are provided. The Company has occasionally entered into fixed-price billing engagements and may enter into more such engagements in the future. Typically, the Company bills for its services on a biweekly basis to monitor client satisfaction and to manage its outstanding accounts receivable balances. The Company's cost of services consists primarily of consultant compensation and related expenses. Accordingly, the Company's financial performance is substantially affected by billing margins (billable hourly rate less consultant hourly cost) and consultant utilization rates (the ratio of hours billed to total available hours).

     SPR has maintained its billing margins by increasing its hourly rates to offset increases in its consulting staff costs. The Company manages its billing margins by establishing a target billing rate for each consultant; however, actual billing rates may be higher or lower than the target billing rates depending upon competitive pressures and market conditions. Hourly billing rate increases are generally implemented by the Company based upon market conditions, consultant skill levels and the terms of its engagements.

     To date, the Company believes that it has effectively managed its consultant utilization rates. Fluctuations in consultant utilization rates result from variations in the amount of unassigned time, which historically has consisted of training, vacation, sick and holiday time and time spent on administrative support activities while between engagements. In order to reduce unassigned time, the Company actively manages the terms of its engagements and matches available consultants based upon client requirements. In addition, the number of entry level training classes conducted through the Company's ITC Training Program varies, and the amount of time it takes to assign the newly trained consultants varies, thereby affecting the Company's consultant utilization rates from period to period.

     The Company believes that its business and growth strategies are primarily dependent upon the availability of qualified technical consultants. To address the shortage of qualified technical consultants, the Company has developed a three-to-six year training program targeted at college graduates with degrees other than computer science. The initial seven-week entry-level course specifically focuses on Century Date Compliance, while advanced course modules concentrate on the Company's other service offerings. The individuals enrolled in the ITC Training Program are paid a salary commensurate with the salary paid to computer science graduates. Since the commencement of the program on February 15, 1996, approximately 200 individuals have entered and successfully completed entry-level training. The Company incurred approximately $1.6 and $1.3 million in 1997 and 1996, respectively, in expenses attributable to the program, all of which have been expensed as incurred. Employees who complete the entry-level course and are placed on customer engagements generate significantly higher gross margins than the Company's more experienced consultants. The margins for employees who complete the entry-level course are higher because their cost relative to their billing rate is less than the more experienced consultants. The Company believes that these higher profitability margins will enable it to sustain this training program and conduct additional training classes on a regular basis

     In 1994, Systems Inc. transferred certain assets and liabilities to SPR Chicago and SPR Wisconsin. Inasmuch as such 1994 transactions were among family members within a control group, such transactions have been recorded in the Company's financial statements as if the stockholders of SPR Chicago and SPR Wisconsin received noncash, stock-based compensation during 1994, 1995 and 1996. This compensation expense was allocated to each such period based upon the increase in the estimated fair market value of SPR Chicago and SPR Wisconsin during the respective periods. Compensation expense was calculated as follows: (i) multiply the number of shares of Common Stock owned by the former stockholders of SPR Chicago and SPR Wisconsin by the estimated market value per share of the Company (which was estimated at $15.00 per share in 1994 and 1995 and $14.00 per share in 1996); (ii) then subtract the payments made by SPR Chicago and SPR Wisconsin to Systems Inc. on the notes issued in connection with the 1994 transactions;
(iii) then subtract the value of the shares received by the stockholders of SPR Chicago and SPR Wisconsin attributable to such stockholders' interests in Systems Inc. and DataFlex. This expense is non-recurring subsequent to October 31, 1996. Upon the conversion of the Company to a C corporation at closing of the Offering, the retained deficit of the Company, which included the aggregate stock-based compensation expense, was reclassified and netted against additional paid-in capital.

     On June 2, 1997, the Company granted options to purchase 819,216 shares of Common Stock at an exercise price of $7.66 per share, of which options to purchase 276,725 shares vested immediately. As a result, non-cash compensation expense related to these vested options of approximately $0.5 million was recorded for the year ended December 31, 1997. The expense related to these vested options is non-recurring subsequent to June 30, 1997. However, over the next five years, the Company will recognize non-cash compensation expense of up to approximately $150,000 per year as additional options to purchase 537,792 shares of Common Stock vest. See Note 12 of Notes to Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth selected statements of operations data as a percentage of revenues for the periods indicated:

                                                                 PERCENTAGE OF TOTAL
                                                                      REVENUES
                                                               -----------------------
                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                               1995     1996     1997
                                                               -----    -----    -----
STATEMENT OF OPERATIONS DATA:
Revenues....................................................    100%     100%     100%
Cost of Services............................................     68       72       61
                                                               ----      ---      ---
Gross Profit................................................     32       28       39
Costs and Expenses:
Selling.....................................................      9        9        9
Recruiting..................................................      3        4        3
Stock-based compensation(1).................................    122       38       --
General and administrative expenses.........................      7       11       16
                                                               ----      ---      ---
Total costs and expenses....................................    141       62       28
Operating income (loss)(1)..................................   (109)     (34)      11
Other income (expense)......................................     --       --       --
                                                               ----      ---      ---
Income (loss) before income taxes...........................   (109)     (34)      11
Provision for income taxes..................................     --       --        3
Net income (loss), as reported(1)...........................   (109)     (34)       8
                                                               ====      ===      ===

---------------

(1) In 1994, Systems Inc. transferred certain assets and liabilities to SPR Chicago and SPR Wisconsin. Inasmuch as such transactions were among family members within a control group, such transactions have been recorded in the Company's financial statements as if the stockholders of SPR Chicago and SPR Wisconsin received non-cash, stock-based compensation during 1994, 1995 and 1996, in an amount equal to the increase in the estimated value of such companies since 1994. This expense is non-recurring subsequent to October 31, 1996. See Note 11 of Notes to Financial Statements.

1997 COMPARED TO 1996

     Revenues. Revenues increased 64% to $53.4 million in 1997 from $32.5 million in 1996. This increase was primarily the result of revenue generated by the consultants who completed entry-level training in 1996 and 1997, and an increased number of engagements for both new and existing clients. A higher proportion of these engagements encompassed strategic planning, project focused engagements, which yield higher billing rates.

     Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel expenses. Gross profit increased 128% to $21.0 million in 1997 from $9.2 million in 1996. Gross profit as a percentage of revenues increased to 39% in 1997 from 28% in 1996. The increase in gross profit was primarily attributable to higher billing rates and a higher billing-to-consultant cost ratio (which is revenues divided by consultant cost). The higher billing rates were realized as a result of the increase in project management engagements and the higher billing ratio was attributable primarily to the placement of consultants who completed the entry level course of the ITC Training Program in 1996 and 1997.

     Selling Expenses. Selling expenses include the salaries, benefits, commissions, bonuses, travel, entertainment and other direct costs associated with the Company's direct sales force. Selling expenses increased 59% to $4.9 million in 1997 from $3.0 million in 1996. This increase was primarily the result of increased commissions attributable to the 64% increase in sales over the comparable period. The Company's selling expenses as a percentage of revenues were 9% in both 1997 and 1996.

     Recruiting Expenses. Recruiting expenses consist of costs related to hiring new personnel, which include the salaries, benefits, bonuses and other direct costs of the in-house recruiters, consultant relocation fees, recruiters' travel expenses, and advertising costs. The Company hired 384 consultants in 1997 compared to 292 in 1996. Recruiting expenses increased to $1.6 million in 1997 from $1.3 million in 1996. Total recruiting costs per hire decreased to approximately $4,200 in 1997 from approximately $4,500 in 1996.

     Stock-based Compensation Expense. Stock-based compensation expense consists of non-cash expense resulting from the financial statement treatment of the 1994 transfers by Systems Inc. of certain of its assets and liabilities to SPR Chicago and SPR Wisconsin. The stock-based compensation expense was allocated to each period based upon the increase in the estimated fair market value of SPR Chicago and SPR Wisconsin. The increase in the estimated fair market value of SPR Chicago and SPR Wisconsin for the periods presented was based primarily upon SPR Chicago's and SPR Wisconsin's revenue growth over such periods. The expense is non-recurring subsequent to October 31, 1996. There was no stock-based compensation expense allocated to 1997 compared to $12.2 million in 1996.

     General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support staff, leased facilities cost, training, travel expenses related to general and administrative matters, outside professional fees, depreciation and all other corporate costs. General and administrative expenses increased 126% to $8.4 million in 1997 from $3.7 million in 1996. This increase was primarily attributable to thirteen additional employees, general salary and management bonus increases, non-cash compensation expense of approximately $0.5 million related to the grant of options on June 2, 1997, bad debt expense of approximately $0.8 million relating primarily to a client which filed for Chapter 11 bankruptcy in 1997 and $0.2 million in expenses relating to the Company's March 1997 proposed initial public offering that was postponed until October 1997. Total costs of the March 1997 postponed offering were approximately $0.8 million, of which $0.2 million was expensed in the second quarter of 1997 and $0.6 million was charged against the proceeds of the completed initial public offering. Additional factors contributing to this increase include increased rent relating to new office space in Wisconsin, increased depreciation, increased professional fees and training costs associated primarily with outside instructors for the ITC training program.

1996 COMPARED TO 1995

     Revenues. Revenues increased 42% to $32.5 million in 1996 from $22.9 million in 1995. This increase was primarily the result of an increased number of engagements for both new and existing clients. A higher proportion of these engagements encompassed strategic planning, project-focused engagements, which yield higher billing rates.

     Gross Profit. Gross profit increased 25% to $9.2 million in 1996 from $7.4 million in 1995. Gross profit as a percentage of revenues decreased to 28% in 1996 from 32% in 1995. The decrease in gross profit was primarily attributable to salaries and benefits of trainees enrolled in the ITC Training Program, and the subsequent delay in the assignment of these individuals to billable engagements. This resulted in an increase in expenses of approximately $0.8 million without any increase in revenues. In addition, the Company hired 20 project managers (an increase of 200% from 1995) to satisfy anticipated demand for the Company's services. The Company's operating income for the year ended December 31, 1996 was adversely affected by the large number of project managers hired during such period and the amount of time these project managers devoted to enhancing the Company's proprietary methodologies and performing marketing and administrative activities.

     Selling Expenses. Selling expenses increased 42% to $3.0 million in 1996 from $2.1 million in 1995. This increase was primarily the result of increased commissions attributable to the 42% increase in sales over 1995. The Company's selling expenses, as a percentage of revenues, were 9% in 1996 and 1995.

     Recruiting Expenses. The Company hired 292 consultants during 1996 compared to 254 in 1995. Recruiting expenses increased 70% to $1.3 million in 1996 from $0.8 million in 1995. The Company employed on average 4 more recruiters in 1996 than in 1995 to handle the increased hiring activity. As a result of such additions, total recruiting costs per hire increased to approximately $4,500 in 1996 from approximately $3,100 in 1995.

     Stock-based Compensation Expense. Stock-based compensation expense allocated to 1996 was $12.2 million compared to $28.0 million allocated to 1995.

     General and Administrative Expenses. General and administrative expenses increased 128% to $3.7 million in 1996 from $1.6 million in 1995. This increase was primarily attributable to hiring eight additional employees, increased rent relating to new office space in Chicago and Wisconsin, increased depreciation, training costs associated primarily with outside instructors and initial staffing of the IDS business unit, including the reclassification of certain employee salaries from cost of services and selling expenses to reflect the change in responsibilities of these employees.

LIQUIDITY AND CAPITAL RESOURCES

     On October 2, 1997, the Company completed its initial public offering of 2,990,000 shares of the Company's common stock. The Company sold 1,600,000 of such shares.

     Net proceeds to the Company from the sale of 1,600,000 shares in the Offering was approximately $22.5 million, after deducting underwriting discounts and commissions of $1.8 million and estimated offering expenses of $1.3 million paid by the Company. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

     In October, 1997 and February, 1998, the Company distributed a total of approximately $2.8 million of the net proceeds to the Company's stockholders owning stock of the Company prior to the Offering, which amount represents the Company's undistributed S corporation earnings from November 1, 1996 through the closing date of the Offering, plus other income tax related distributions. In addition, the Company used approximately $2.7 million of its net proceeds from the Offering to pay outstanding indebtedness to its lenders under a revolving credit facility and two term notes.

     The remaining net proceeds of approximately $17.0 million from the Offering are being temporarily invested in short-term investment grade securities, certificates of deposit or direct or guaranteed obligations of the United States Government. Through December 31, 1997, the Company has utilized approximately $1.0 million of such proceeds. The Company intends to use the remaining net proceeds for general corporate purposes, including the expansion of its ITC Training Program, additional virtual insourcing centers, working capital, branch expansion and possible acquisitions of related businesses.

     At December 31, 1997 the Company had approximately $21.2 million of cash and short-term investments. Prior to its Offering in October 1997, the Company financed its growth through cash flows from operations, periodically supplemented by borrowings under its line of credit or revolving credit and term loan facilities.

Receivables have decreased to 42 days of revenues at December 31, 1997 from 43 days of revenues at December 31, 1996

     Net cash flows provided from operating activities totaled $1.6 million, $0.7 million, and $5.9 million in 1995, 1996, and 1997, respectively. The decrease from 1995 to 1996 in net cash flow provided by operating activities was primarily a result of the decrease in net income adjusted for non-cash stock-based compensation from approximately $2.7 million in 1995 to $1.0 million in 1996. The increase in net cash flow in 1997 was primarily a result of increases in net income, accrued compensation and accounts payable, partially offset by an increase in accounts receivable. Net cash (used in) in the Company's investing activities, primarily to fund capital expenditures and to purchase short-term investment grade securities in 1997, totaled ($0.1 million), ($0.9 million), and ($20.1 million) for the years ended 1995, 1996, and 1997, respectively. Net cash provided (used in) financing activities consisted primarily of payments on a note payable to Eugene Figliulo and dividend distributions to stockholders, offset by the net proceeds from the issuance of common stock in 1997.

     The Company, subsequent to the Offering, has no outstanding debt. A revolving credit facility entered into in June 1997, allows SPR to borrow up to the lesser of (i) $2.0 million or (ii) the borrowing base, as defined, in each case less the undrawn face amount of any letters of credit issued on behalf of the Company. Interest is at the lender's prime rate. The revolving credit facility matures in March 1998. The Company believes the net proceeds from the Offering, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs, including funding the Company's growth strategy.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly operating information for each of the four quarters ending with the quarter ended December 31, 1997. This data has been prepared on the same basis as the audited financial statements, and in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1997:
Revenues..........................................    $10,529    $12,194    $14,180    $16,519
Gross Profit......................................      3,803      4,930      5,851      6,461
Operating income..................................        972        868      2,088      2,216
Net income.........................................................................        905
Historical net income per share -- assuming dilution...............................      $0.11
Pro forma net income per share -- assuming dilution and excluding a one-time
  deferred tax charge..............................................................      $0.17

     Operating results fluctuate based upon the timing of service offering expansion activities, the hiring and training of consultants, the initiation and completion of engagements, the timing of corporate expenditures, and the number of billable days in the respective quarter.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company currently does not invest excess funds in derivative financial instruments or other market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information in response to this item is included in the financial statements and notes thereto, and the related Independent Auditors' Report, appearing on pages F-1 to F-15 of this Form 10-K, and in Item 7 of this Form 10-K under the caption "Quarterly Results of Operations."

ITEM 9.  CHANGE IN ACCOUNTANTS.

     Prior to September 9, 1996 Arthur Andersen LLP served as independent public accountants for SPR Wisconsin, SPR Tulsa, DataFlex and Systems Inc. and Ernst & Young LLP served as independent public accountants for SPR Chicago. In connection with the Offering, the Board of Directors of the Company on September 9, 1996 dismissed Ernst & Young LLP and selected Arthur Andersen LLP to serve as independent public accountants for the Company and to render an opinion on the financial statements included in this report, including the financial statements of SPR Chicago. The Company informed Ernst & Young LLP of its dismissal on September 9, 1996. The former auditors' report on SPR Chicago's financial statements for the period from January 14, 1994 to December 31, 1994 and for the year ended December 31, 1995 is not included in this report. During the period from January 14, 1994 to December 31, 1994 and for the year ended December 31, 1995, Ernst & Young LLP's report on the financial statements of SPR Chicago did not contain an adverse opinion, disclaimer of opinion, qualification or modification as to uncertainty, audit scope or accounting principles. There were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures from January 14, 1994 through September 9, 1996 or with respect to SPR Chicago's financial statements.

     The Company has requested Ernst & Young LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above comments. A copy of that letter dated August 1, 1997 was filed as an exhibit to the Company's Registration Statement No. 333-32735.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in response to this item is incorporated herein by reference from the sections captioned "Election of Directors" and "Executive Officers" of the Company's definitive Proxy Statement to be filed in connection with the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

     The information in response to this item is incorporated herein by reference from the section of the Proxy Statement captioned "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information in response to this item is incorporated herein by reference from the section of the Proxy Statement captioned "Security Ownership of Management and Principal Stockholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information in response to this item is incorporated herein by reference from the section of the Proxy Statement captioned "Certain Transactions."

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

(a)  (1)    Financial Statements.

            The following financial statements and notes thereto, and the related Independent Auditors' Report, are filed as part of this Form 10-K on Pages F-1 to F-15:

            Independent Auditors' Report
            Balance Sheets at December 31, 1996 and 1997
            Statements of Operations for the years ended December 31, 1995, 1996 and 1997
            Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997
            Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997
            Notes to Financial Statements

     (2)    Financial Statement Schedules.

            All financial statement schedules have been omitted because such schedules are not required or the information required has been included in the financial statements and notes thereto.

     (3)    Exhibits

            The following exhibits are filed with this report or incorporated by reference as set forth below.

     2.1 Agreement of Merger dated October 30, 1996 between the Registrant and SPR Chicago Inc.*
     2.2    Agreement of Merger dated October 31, 1996 among the
            Registrant, Consulting Acquisition, Inc. and Systems and Programming Resources, Inc.*
    2.3     Agreement of Merger dated October 31, 1996 between the
            Registrant and Systems and Programming Resources of Tulsa,
            Inc.*
    2.4     Agreement of Merger dated October 31, 1996 between the
            Registrant and SPR Wisconsin, Inc.*
    3.1     Certificate of Incorporation of the Registrant.*
    3.1.1   Certificate of Amendment of Certificate of Incorporation.*
    3.2     By-laws of the Registrant.*
    4.1     Description of specimen stock certificate representing
            Common Stock.*
    10.1.1 Management Employment Agreement dated as of June 2, 1997 between the Registrant and Robert M. Figliulo.*
    10.1.2 Management Employment Agreement dated as of June 2, 1997 between the Registrant and David A. Figliulo.*
    10.1.3 Management Employment Agreement dated as of June 2, 1997 between the Registrant and Stephen J. Tober.*
    10.1.4 Management Employment Agreement dated as of June 2, 1997 between the Registrant and Stephen T. Gambill.*
    10.1.5 Management Employment Agreement dated as of June 2, 1997 between the Registrant and Michael J. Fletcher.*
    10.4    Amended and Restated Combined Incentive and Non-statutory
            Stock Option Plan.*
    10.5    Revised form of employee Stock Purchase Plan.*
    10.6    Lease for 2015 Spring Road, Oak Brook, Illinois.*
    10.7    Lease for 400 Mid-Continent Tower, Tulsa, Oklahoma.*
    10.7.1  Third Amendment to Lease for 400 Mid-Continent Tower, Tulsa,
            Oklahoma.
    10.8    Lease for 100 East Wisconsin Avenue, Milwaukee, Wisconsin.*
    10.9    Sublease for 815 Commerce Drive, Oak Brook, Illinois.*
    10.11   Form of Tax Indemnity Agreement.*
    10.12   Fourth Amendment to Lease for 400 Mid-Continental Tower,
            Tulsa, Oklahoma.
    23.1    Consent of Arthur Andersen LLP.
    27.1    Financial Data Schedule.

---------------

*Incorporated by reference to SPR Inc.'s Registration Statement on Form S-1 (No.
 333-32735), which was declared effective by the Securities Exchange Commission on October 1, 1997.

(b)  Reports on Form 8-K.
     No reports on Form 8-K have been filed by the Company during the period covered by this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of SPR Inc. :

     We have audited the accompanying balance sheets of SPR Inc. ( a Delaware corporation) as of December 31, 1996 and 1997 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPR Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
January 23, 1998

                                    SPR INC.
                                 BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                    1996           1997
                                                                ------------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $    356,179    $ 2,133,357
  Accounts receivable, net..................................       4,272,655      7,832,821
  Short-term Investments....................................              --     19,025,000
  Notes receivable:
    Related parties.........................................         181,245             --
    Employees...............................................          74,190         63,311
  Prepaid expenses and other................................         727,471        431,101
                                                                ------------    -----------
  Total current assets......................................       5,611,740     29,485,590
                                                                ------------    -----------
Property and equipment, at cost:
  Leasehold improvements....................................         111,318        201,741
  Computer equipment and software...........................       1,043,782      1,772,554
  Office furniture and equipment............................         672,105        995,732
                                                                ------------    -----------
                                                                   1,827,205      2,970,027
  Less -- accumulated depreciation and amortization.........        (308,046)      (696,192)
                                                                ------------    -----------
    Property and Equipment, net.............................       1,519,159      2,273,835
Deferred taxes..............................................              --        183,554
                                                                ------------    -----------
Total assets................................................    $  7,130,899    $31,942,979
                                                                ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit and revolving loan.........................    $  1,300,000    $        --
  Current portion of term note..............................          44,967             --
  Note payable -- related party.............................         641,266             --
  Current portion of capital lease obligations..............          64,094         26,604
  Accounts payable..........................................         959,492      1,291,951
  Dividends payable to stockholders.........................              --        250,510
  Income taxes payable......................................              --      1,323,026
  Accrued expenses:
    Payroll and payroll related.............................       1,319,950      2,776,526
    Other...................................................          87,555        363,707
  Deferred income taxes.....................................              --        356,400
                                                                ------------    -----------
    Total current liabilities...............................       4,417,324      6,388,724
                                                                ------------    -----------
Commitments and contingencies
Long-term liabilities:
  Term note, excluding current portion......................         171,038             --
  Capital lease obligations, net of current portion.........          35,189          8,583
  Deferred income taxes.....................................              --         16,000
                                                                ------------    -----------
    Total long-term liabilities.............................         206,227         24,583
                                                                ------------    -----------
STOCKHOLDERS' EQUITY
Common stock $.01 par, 25,000,000 shares authorized,
  6,467,400 and 8,091,371 shares issued and outstanding at
  December 31, 1996 and 1997, respectively..................          64,674         80,914
Preferred stock, $.01 par, 3,000,000 shares authorized, no
  shares issued and outstanding.............................              --             --
Additional paid in capital..................................      46,734,862     24,544,258
Retained earnings (deficit).................................     (44,292,188)       904,500
                                                                ------------    -----------
Total stockholders' equity..................................       2,507,348     25,529,672
                                                                ------------    -----------
Total liabilities and stockholders' equity..................    $  7,130,899    $31,942,979
                                                                ============    ===========

  The accompanying notes to financial statements are an integral part of these statements.

                                    SPR INC.
                            STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        1995            1996           1997
                                                    ------------    ------------    -----------
Revenues........................................    $ 22,907,928    $ 32,510,743    $53,421,924
Cost of Services................................      15,525,198      23,287,234     32,376,687
                                                    ------------    ------------    -----------
  Gross Profit..................................       7,382,730       9,223,509     21,045,237
Costs and Expenses
  Selling.......................................       2,141,374       3,046,045      4,855,567
  Recruiting....................................         776,651       1,323,105      1,608,059
  Stock-based compensation......................      27,986,681      12,231,085             --
  General and administrative expenses...........       1,642,112       3,741,574      8,437,804
                                                    ------------    ------------    -----------
     Total costs and expenses...................      32,546,818      20,341,809     14,901,430
                                                    ------------    ------------    -----------
Operating income (loss).........................     (25,164,088)    (11,118,300)     6,143,807
Other income (expense)
  Interest expense..............................        (160,484)       (122,862)      (178,783)
  Interest income...............................          51,477          39,329        266,851
  Other, net....................................              --          13,176        (41,257)
                                                    ------------    ------------    -----------
     Total other income (expense)...............        (109,007)        (70,357)        46,811
                                                    ------------    ------------    -----------
Income (loss) before income taxes...............     (25,273,095)    (11,188,657)     6,190,618
Provision for income taxes......................          20,788           9,000      1,552,422
                                                    ------------    ------------    -----------
Net income (loss)...............................    $(25,293,883)   $(11,197,657)   $ 4,638,196
                                                    ============    ============    ===========
Historical basic net income (loss) per share....    $      (3.91)   $      (1.73)   $      0.68
                                                    ============    ============    ===========
Historical diluted net income (loss) per
  share.........................................    $      (3.91)   $      (1.73)   $      0.65
                                                    ============    ============    ===========
Pro forma income data (unaudited):
  Net income (loss) as reported.................    $(25,293,883)   $(11,197,657)   $ 4,638,196
  Pro forma adjustment to recognize "C"
     corporation provision for income taxes.....       1,064,646         407,971      1,469,071
                                                    ------------    ------------    -----------
  Pro forma net income (loss)...................    $(26,358,529)   $(11,605,628)   $ 3,169,125
                                                    ============    ============    ===========
  Pro forma basic net income (loss) per share...    $      (4.08)   $      (1.79)   $      0.46
                                                    ============    ============    ===========
  Pro forma diluted net income (loss) per
     share......................................    $      (4.08)   $      (1.79)   $      0.45
                                                    ============    ============    ===========
  Pro forma net income per share -- assuming
     dilution and excluding a one-time deferred
     tax charge.................................                                    $      0.52
                                                                                    ===========

  The accompanying notes to financial statements are an integral part of these statements.

                                    SPR INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                    COMMON STOCK        ADDITIONAL      RETAINED         TOTAL
                                 -------------------     PAID-IN        EARNINGS     STOCKHOLDERS'
                                  SHARES     AMOUNT      CAPITAL       (DEFICIT)        EQUITY
                                 ---------   -------   ------------   ------------   -------------
Balance at December 31,
  1994........................   6,467,400   $64,674   $  6,517,096   $ (6,255,426)  $    326,344
  Net loss....................          --        --             --    (25,293,883)   (25,293,883)
  Distributions...............          --        --             --       (744,559)      (744,559)
  Stock-based compensation....          --        --     27,986,681             --     27,986,681
                                 ---------   -------   ------------   ------------   ------------
Balance at December 31,
  1995........................   6,467,400    64,674     34,503,777    (32,293,868)     2,274,583
  Net loss....................          --        --             --    (11,197,657)   (11,197,657)
  Distributions...............          --        --             --       (800,663)      (800,663)
  Stock-based compensation....          --        --     12,231,085             --     12,231,085
                                 ---------   -------   ------------   ------------   ------------
Balance at December 31,
  1996........................   6,467,400    64,674     46,734,862    (44,292,188)     2,507,348
  Employee stock purchase
     plan.....................      23,971       240        324,342             --        324,582
  Capitalization of S
     corporation earnings
     (loss) in conjunction
     with termination of S
     corporation election on
     October 1, 1997..........          --        --    (45,444,263)    45,444,263             --
  Net income..................          --        --             --      4,638,196      4,638,196
  Distributions...............          --        --             --     (4,885,771)    (4,885,771)
  Vesting of stock options....          --        --        458,886             --        458,886
  Sale of stock in initial
     public offering, net.....   1,600,000    16,000     22,470,431             --     22,486,431
                                 ---------   -------   ------------   ------------   ------------
Balance at December 31,
  1997........................   8,091,371   $80,914   $ 24,544,258   $    904,500   $ 25,529,672
                                 =========   =======   ============   ============   ============

  The accompanying notes to financial statements are an integral part of these statements.

                                    SPR INC.

                            STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                         1995           1996           1997
                                                     ------------   ------------   -------------
Cash flows from operating activities:
  Net income (loss) for the period................   $(25,293,883)  $(11,197,657)  $   4,638,196
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
  Depreciation and amortization...................         51,259        252,215         435,151
  Deferred taxes..................................             --             --         188,846
  Expense related to grant of stock options.......             --             --         458,886
  Stock-based compensation........................     27,986,681     12,231,085              --
  Loss on sale of property and equipment..........             --             --          41,257
  Increase in accounts receivable.................     (1,623,833)    (1,176,435)     (3,560,166)
  (Increase) decrease in prepaid expenses and
     other........................................       (225,640)      (432,637)        296,370
  Increase in accounts payable....................        300,537        556,866         332,459
  Increase in accrued expenses and income taxes
     payable......................................        373,047        450,827       3,055,754
                                                     ------------   ------------   -------------
  Net cash provided by operating activities.......      1,568,168        684,264       5,886,753
                                                     ------------   ------------   -------------
Cash flows from investing activities:
  Purchases of property and equipment.............       (332,721)    (1,238,595)     (1,231,084)
  Purchases of short-term investments.............             --             --    (182,104,000)
  Sales/Maturity of short-term investments........             --             --     163,079,000
  (Increase) decrease in notes receivable --
     other........................................        (75,000)        75,000          10,879
  Decrease in notes receivable -- related
     parties......................................        338,773        260,682         181,245
                                                     ------------   ------------   -------------
  Net cash used in investing activities...........        (68,948)      (902,913)    (20,063,960)
                                                     ------------   ------------   -------------
Cash flows from financing activities:
  Proceeds from the sale of common stock in
     initial public offering, net of issuance
     costs........................................             --             --      22,486,431
  Payments on note payable -- related party.......       (720,000)    (1,200,000)       (641,266)
  Proceeds from employee stock purchase plan......             --             --         324,582
  Distributions...................................       (744,559)      (800,663)     (4,635,261)
  Payments on capital lease obligations...........         (9,183)       (49,020)        (64,096)
  Borrowings on term note payable.................             --        250,000              --
  Payments on term note payable...................             --        (33,995)       (216,005)
  Net borrowings on line of credit and term
     note.........................................             --      1,300,000      (1,300,000)
                                                     ------------   ------------   -------------
  Net cash provided by (used in) financing
     activities...................................     (1,473,742)      (533,678)     15,954,385
                                                     ------------   ------------   -------------
  Net increase (decrease) in cash.................         25,478       (752,327)      1,777,178
Cash and cash equivalents, beginning of period....      1,083,028      1,108,506         356,179
                                                     ------------   ------------   -------------
Cash and cash equivalents, end of period..........   $  1,108,506   $    356,179   $   2,133,357
                                                     ============   ============   =============
Supplemental disclosure of Cash payments made for:
  Interest........................................   $    143,148   $    135,792   $     178,783
  Income taxes....................................         72,087          9,000          40,550
                                                     ============   ============   =============
Supplemental disclosure of noncash investing and
  financing activities:
  Investment in equipment through issuance of
     capitalized lease obligations................   $    117,559   $     39,926   $          --
                                                     ============   ============   =============

  The accompanying notes to financial statements are an integral part of these statements.

                                    SPR INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     (a) Business -- SPR INC. (THE COMPANY) provides information technology services to clients in a variety of industry groups including retail, financial services, healthcare, insurance, manufacturing, oil and gas, transportation and utilities. The Company provides its clients with three levels of consulting support which are distinguished by the degree of responsibility the Company assumes: strategic planning, project management and implementation. Within this framework, SPR currently provides outsourcing services through four service offerings: Systems Re-engineering, Century Date Compliance, Application Management and Information Delivery Services ("IDS") in addition to providing General Consulting services.

     (b) Basis of Presentation -- SPR Inc. was formed on October 29, 1996. During October, 1996, Systems and Programming Resources, Inc., Systems & Programming Resources of Tulsa, Inc., SPR-Wisconsin, Inc., SPR Chicago Inc., and Consulting Acquisition, Inc. (d.b.a. DataFlex) merged into SPR Inc. at which time the stockholders of such companies received an aggregate of 6,467,191 shares of common stock of SPR Inc. Systems and Programming Resources, Inc., SPR-Wisconsin, Inc., SPR Chicago Inc., Consulting Acquisition, Inc. and SPR Inc. are under common ownership and control and were accounted for at historical cost as a reorganization of entities under common control (similar to the pooling of interests method of accounting). The merger of Systems & Programming Resources of Tulsa, Inc. into SPR Inc. was accounted for using the pooling of interests method of accounting. The accompanying financial statements of the Company have been prepared to give retroactive effect to the merger.

     (c) Cash Equivalents and Short-Term Investments -- Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months.

     (d) Accounts Receivable -- Accounts receivable include fees and expenses for services rendered prior to year end which were billed subsequent to year end. Amounts relating to such fees and expenses included in accounts receivable are $919,956 and $1,733,359 at December 31, 1996 and 1997, respectively. The allowance for doubtful accounts was $74,399 and $843,695 as of December 31, 1996 and 1997, respectively. A summary of the activity in allowance for doubtful accounts for the years ended December 31, 1995, 1996, and 1997 is as follows:

                                                    BALANCE AT   CHARGED TO                BALANCE AT
                                                    BEGINNING    COSTS AND                   END OF
                                                     OF YEAR      EXPENSES    WRITE-OFFS      YEAR
                                                    ----------   ----------   ----------   ----------
1995 Allowance for Doubtful Accounts..............   $89,153     $ (28,753)    $28,500      $ 31,900
1996 Allowance for Doubtful Accounts..............   $31,900     $  45,000     $ 2,501      $ 74,399
1997 Allowance for Doubtful Accounts..............   $74,399     $ 852,747     $83,451      $843,695

     (e) Short-term investments -- The Company invests in marketable securities with maturities of twelve months or less. These securities include municipal bonds, corporate bonds, federal home mortgages and Euro currency. The Company accounts for its investments using Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Management determines the classification of investments under SFAS No. 115 at the time of purchase and reevaluates such classifications as of each balance sheet date. Securities that were designated as available for sale as of December 31, 1997 consist of municipal bonds totaling $6,000,000. Investments designated as held to maturity as of December 31, 1997 consist of corporate bonds totaling $6,015,000, federal bank and mortgage debt totaling $5,910,000, and Euro currency totaling $1,100,000. These held to maturity investments are stated at cost as it is the intent of the Company to hold these securities until maturity. The market value of all investments approximates cost as of December 31, 1997.

     At December 31, 1997 total investment income related to the securities was $253,503 of which $244,506 was interest income and $8,997 was dividend income.

     (f) Prepaid Expenses and Other -- Prepaid expenses and other includes $477,653 in Initial Public Offering-related costs at December 31, 1996.

     (g) Revenue Recognition -- Revenues are recognized as the related services are performed. Clients are generally billed on a time and materials basis. In June 1997, the Company entered into a fixed-price billing engagement. Services on this engagement commenced in July, 1997. The Company accounts for this engagement under the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contract to measure the stage of completion. The cumulative effects of revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring the revision become known.

     (h) Property and Equipment -- Property and equipment are stated at cost. Expenditures for repair and maintenance are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method. The estimated useful lives used in computing depreciation and amortization for financial statement purposes are as follows:

                   ASSET DESCRIPTION                                  ASSET LIFE
                   -----------------                                  ----------
Leasehold improvements..................................    Shorter of lease term or
                                                            estimated useful life of the
                                                            asset
Computer equipment and software.........................    5 years
Office furniture and equipment..........................    5 to 7 years

     (i) Distributions -- Distributions are recorded when declared by the Board of Directors.

     (j) Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (k) Income Taxes -- Prior to the consummation of the initial public offering on October 1, 1997, the Company elected to be taxed as an S Corporation. As a result, income of the Company was taxable to the shareholders. On October 1, 1997, the Company's S Corporation status was terminated and the Company became a C Corporation. At this time, the retained deficit of the Company was reclassified and netted against additional paid-in capital.

     (l) Pro forma net income and income (loss) per share -- The pro forma net income and net income (loss) per share include a provision for federal and state income taxes as if the Company had been a C corporation for all periods presented.

     (m) New accounting pronouncement -- Comprehensive Income -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, ("SFAS No. 130"), "Reporting Comprehensive Income", which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by share owners and distributions to share owners. The financial statement presentation required under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in 1998. The impact of adopting this pronouncement has not been determined as of December 31, 1997.

NOTE 2 -- CONCENTRATION OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist of accounts receivable and investments. The Company places its investments with high quality financial institutions. The Company reviews a customer's credit history before extending credit. In addition, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk is limited.

     During 1997 the Company began performing services for a client which filed for Chapter 11 bankruptcy during the third quarter of 1997. This customer accounted for approximately 8% of revenues for the year ended December 31, 1997 and the Company is continuing to perform services for this customer.

     The Company's customers are predominantly in the Midwest, with the majority of customers located in Chicago, Tulsa, Milwaukee and Dallas. One customer in the insurance industry accounted for approximately 11%, 16% and 12% of revenues for the years ended December 31, 1995, 1996 and 1997, respectively. The Company has no off balance sheet credit risk.

NOTE 3 -- NOTES RECEIVABLE FROM RELATED PARTIES

     Notes receivable consist of the following:

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1996       1997
                                                                -------    -------
Stockholder notes receivable, unsecured, payable on demand,
  interest at 7%............................................    $44,745    $    --
Stockholder notes receivable, unsecured, payable on demand,
  interest at 6%............................................    100,000         --
Stockholder note receivable, unsecured, payable on demand,
  interest at prime plus 1%.................................     36,500         --
                                                                -------    -------
Total notes receivable from related parties.................    181,245         --
Less--current portion.......................................    181,245         --
                                                                -------    -------
                                                                $    --    $    --
                                                                =======    =======

NOTE 4 -- INCOME TAXES

     Prior to the initial public offering of the Company's Common Stock completed on October 1, 1997, the Company included its income and expenses with those of its stockholders for Federal and certain state income tax purposes (an S Corporation election). By this election, income of the Company is taxable to the stockholders. In connection with the Company's initial public offering in October, 1997, the Company terminated its S corporation election and converted to a C corporation and accordingly recorded a deferred income tax liability and corresponding income tax expense of $712,000, arising from the change in the Company's tax status and a change from the cash basis to the accrual basis of accounting for tax purposes. Beginning October 1, 1997, the Company provides for deferred income taxes under the asset and liability method of accounting for income taxes. This method requires the recognition of deferred income taxes based upon the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities.

     Prior to consummation of the Offering, the Company made a distribution to its existing stockholders of part of the Company's undistributed S corporation earnings.

     The provision for income taxes for the year ended December 31, 1997, consists of the following:

Current:
  Federal...................................................    $1,202,361
  State.....................................................       161,215
                                                                ----------
     Total current provision................................     1,363,576
Deferred:
  Federal...................................................      (445,264)
  State.....................................................       (77,890)
                                                                ----------
     Total deferred provision...............................      (523,154)
Initial recognition of deferred income taxes resulting
  from change in tax status.................................       712,000
                                                                ----------
     Total income tax provision.............................    $1,552,422
                                                                ==========

     A reconciliation of the Statutory Federal tax rate to the pro forma and actual effective income tax rate for the year ended December 31, 1997, is as follows:

                                                                PRO FORMA    ACTUAL
                                                                ---------    -------
Statutory rate..............................................      34.0%        34.0%
State taxes, net of federal benefit.........................       4.6%         1.0%
S-corporation income taxed to its shareholders..............        --%      (24.0)%
Income taxes recognized as a result of a change in tax
  status....................................................        --%        11.5%
Increase in valuation allowance.............................       6.5%         1.6%
Other.......................................................       3.7%         1.0%
                                                                  -----      -------
  Effective rate............................................      48.8%        25.1%
                                                                  =====      =======

     The pro forma income (loss) data in the Statements of Operations provides information as if the Company had been treated as a C corporation for income tax purposes for all periods presented.

     The significant components of the Company's deferred income tax assets and liabilities as of December 31, 1997 are as follows:

Deferred income tax assets:
  Payroll and related.......................................    $   311,196
  Allowance for doubtful accounts...........................         75,501
  Stock options.............................................        153,360
  Intangibles...............................................        965,064
                                                                -----------
     Total deferred tax assets..............................      1,505,121
     Valuation allowance....................................     (1,321,567)
                                                                -----------
     Net deferred income tax assets.........................    $   183,554
                                                                ===========
Deferred income tax liabilities:
  Change in tax accounting method (cash to accrual).........    $   356,400
  Depreciation..............................................         16,000
                                                                -----------
     Total deferred income tax liabilities..................    $   372,400
                                                                ===========

     The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

     In connection with the Offering, the Company entered into a tax indemnity agreement with each of its current stockholders which provides, among other things, that the Company will indemnify such stockholders against additional income taxes resulting from adjustments made (as a result of a final determination made by a competent tax authority) to the taxable income reported by the Company as an S corporation for periods prior to the Offering, but only to the extent those adjustments result in a decrease in income taxes otherwise payable by the Company as a C corporation for periods after the Offering.

NOTE 5 -- LINES OF CREDIT AND LONG-TERM DEBT

     As of December 31, 1996, the Company had line of credit agreements that allowed for maximum borrowings of $2,500,000 and were limited based upon a percentage of eligible accounts receivable, as defined. Interest was at the applicable bank's prime rate. Borrowings were collateralized by certain assets including accounts receivable. One agreement provided for maximum borrowings of $2,000,000 and expired in May, 1997. Another line of credit agreement which provided for maximum borrowings of $500,000 was canceled in May, 1997. At December 31, 1996, borrowings outstanding were $1,300,000.

     In June, 1997, the Company entered into a loan agreement which provides for a revolving loan facility and a term loan facility. The revolving loan facility allows for maximum borrowings of the lesser of (a) $2,000,000 less the undrawn face amount of letters of credit or (b) the borrowing base, as defined, less the undrawn face amount of letters of credit. Interest on revolving loans is at the bank's prime rate (8.5% at December 31, 1997). The revolving loan matures in March, 1998. The term loan facility provided for maximum borrowings of $2,000,000 for use for certain purposes and was canceled upon consummation of the Initial Public Offering in October 1997. Interest on the term loan was payable quarterly at the prime rate plus 1% (9.5% at December 31, 1997). The Company paid off borrowings under these facilities using proceeds from the offering. As of December 31, 1997 there are no loans outstanding and the Company may borrow $1,900,000 under the revolving loan facility.

     Substantially all assets of the Company are collateral for borrowings under the agreement. The loan agreement contains certain restrictions, prohibiting, among other things, additional indebtedness without the lender's consent. The loan agreement also contains certain covenants including, among others, a requirement of a cash flow coverage ratio of not less than 1.10 to 1.0. As of December 31, 1997 the Company was in compliance with all loan covenants. Fair value of debt approximates book value at the balance sheet dates.

     Long-term and related party debt consists of the following:

                                                                    DECEMBER 31
                                                                -------------------
                                                                  1996       1997
                                                                --------    -------
Note payable to stockholder, unsecured, due August, 1997,
  payable in monthly installments of $80,000 plus interest
  at 6.75%..................................................    $641,266    $    --
Term note payable, due December 31, 2000, payable in monthly installments of $5,190, including interest at 9%,
  collateralized by certain accounts receivable and other
  assets....................................................     216,005         --
Capital lease obligations, collateralized by certain
  equipment, personally guaranteed by a stockholder,
  interest rates ranging from 7.75% to 8%...................      99,283     35,187
                                                                --------    -------
Total long-term debt........................................     956,554     35,187
Less -- current maturities..................................     750,327     26,604
                                                                --------    -------
                                                                $206,227    $ 8,583
                                                                ========    =======

The aggregate maturities of long-term and related party debt are as follows:

1998........................................................    $26,604
1999........................................................      8,583
                                                                -------
Total long term-debt........................................    $35,187
                                                                =======

NOTE 6 -- LEASE AGREEMENTS

     The Company leases its office facilities under operating lease agreements which expire at various times through 2004. In addition, the Company leases certain equipment under operating lease agreements.

     In addition to the minimum future rental payments, the Company is obligated to pay certain operating expenses relating to its leased properties and equipment. Total expense under operating leases was $187,666, $420,043, and $684,414 for the years ended December 31, 1995, 1996 and 1997, respectively.

     The following is a schedule of minimum future rental payments required under the operating leases:

                  YEAR ENDING DECEMBER 31,
                  ------------------------
1998........................................................    $  592,611
1999........................................................       584,634
2000........................................................       604,400
2001........................................................       552,138
2002........................................................       328,659
Thereafter..................................................       327,627
                                                                ----------
Total minimum payments required.............................    $2,990,069
                                                                ==========

NOTE 7 -- 401(K) PROFIT-SHARING PLAN

     The Company has a contributory 401(k) profit-sharing plan (the Plan) covering substantially all full-time employees with a service period greater than 90 days. The Plan allows participants to contribute up to 15% of their total compensation on a pretax basis, up to a specified amount. The Company is required to contribute annually one-fourth of the first $2,000 of the participants' contribution, up to a maximum of $500 per participant. The total Company contribution was approximately $27,202, $66,865 and $126,461 for the years ended December 31, 1995, 1996 and 1997, respectively.

NOTE 8 -- LICENSE AGREEMENT

     In October, 1995, the Company entered into a nonexclusive agreement with an unaffiliated technical services company operating in New York and other markets where the Company is not currently doing business, whereby the Company licenses its Century Date Compliance methodology. In contracts involving Century Date Compliance in which the unaffiliated company is the prime contractor and the engagement is not handled as a joint venture, the unaffiliated company is obligated to pay SPR Inc. a license fee ranging from 4% to 9% of revenues. For the year ended December 31, 1996 and 1997, the Company was paid approximately $18,000 and $51,000, respectively in license fees.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     Letter of Credit -- The Company had letters of credit of $119,500 and $100,000 at December 31, 1996 and 1997 as security for a lease agreement. The letter of credit is renewable each year.

     Litigation -- In the ordinary course of conducting its business the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will be material to its business, financial position or results of operations.

     Employment Contracts -- During 1997, the Company entered into employment contracts with certain employees. The employment contracts provide that in the event of a change in control, the employee is entitled to a sum equal to (i) one year of the employee's effective annual base compensation immediately prior to the termination date plus (ii) the prior year's cash bonus plus (iii) cash value in the health plan. If a change in control had occurred, as defined, at December 31, 1997, the Company's total commitment under the employment contracts would have been approximately $2,300,000.

NOTE 10 -- BUSINESS COMBINATION

     During October 1996, SPR Inc. acquired by merger all the common stock of Systems & Programming Resources of Tulsa, Inc. in exchange for 1,206,259 shares of SPR Inc.'s common stock. This company provided information technology services to clients in a variety of industry groups. The transaction was accounted for as a pooling of interests, and accordingly, the financial statements for all periods presented have been restated to include the accounts of this company.

     Revenues and net income, net of intercompany elimination's of the separate companies for the periods preceding the acquisition were:

                                                      SPR INC. INCLUDING
                                                    SYSTEMS AND PROGRAMMING                  SYSTEMS &
                                             RESOURCES, INC., SPR-WISCONSIN, INC.,          PROGRAMMING
                                                 SPR CHICAGO INC. AND DATAFLEX        RESOURCES OF TULSA, INC.
                                             -------------------------------------    ------------------------
Ten months ended October 31, 1996
  Revenues...............................                  18,447,117                        $8,128,336
  Net income (loss), net of intercompany
     elimination's.......................                 (11,265,184)                          541,651
Year ended December 31, 1995
  Revenues...............................                  16,097,512                         6,810,416
  Net income (loss), net of intercompany
     elimination's.......................                 (26,042,094)                          748,211

NOTE 11 -- STOCK-BASED COMPENSATION

     Systems and Programming Resources, Inc. entered into a series of transactions with stockholders/employees from January 1994 through October 1996. Certain assets and certain liabilities were transferred to SPR Chicago Inc. and SPR-Wisconsin, Inc. during 1994 that were subsequently transferred to SPR Inc. in 1996. Because the transactions were among family members within a control group, the stockholders of SPR Chicago Inc. and SPR-Wisconsin, Inc. were effectively granted a variable compensation arrangement that is measured by the increase in the estimated value of these companies (as determined by management) since 1994. Compensation expense was calculated as follows: (1) multiply the number of shares of Common Stock owned by the former stockholders of SPR Chicago Inc. and SPR-Wisconsin, Inc. by the estimated market value per share of the Company's stock (which was estimated at $15.00 per share in 1995 and $14.00 per share in 1996); (2) then subtract the payments made by SPR Chicago Inc. and SPR-Wisconsin, Inc. to the Company on the original acquisition notes; (3) then subtract the value of the shares received by the stockholders of SPR Chicago Inc. and SPR-Wisconsin, Inc. attributable to such stockholders' interests in Consulting Acquisition, Inc. and Systems and Programming Resources, Inc. Compensation expense was allocated to each period presented based on the increase in the estimated market values of SPR Chicago Inc. and SPR-Wisconsin. Inc. which was determined primarily based on revenue growth of each of the respective companies. The estimated increase in value of SPR-Wisconsin, Inc. from 1995 to 1996 was 26.25%. The estimated increase in value of SPR Chicago Inc. from 1995 to 1996 was 32.76%. The final measurement occurred when the relative ownership interests in SPR Inc. were determined in October 1996. The ownership interests of the former stockholders of SPR Chicago Inc. and SPR-Wisconsin, Inc. was collectively 63.99% of the Company as of October 1996. Compensation expense relating to this arrangement is recorded in the accompanying statements of operations as stock-based compensation with the corresponding credit included in additional paid-in-capital.

NOTE 12 -- STOCK PLANS

DESCRIPTION

     In November, 1996, the Company adopted an Employee Stock Purchase Plan and a Combined Incentive and Non-statutory Stock Option Plan. 500,000 shares of common stock are reserved for issuance under the Employee Stock Purchase Plan and 1,044,252 shares of common stock are reserved for issuance under the Combined Incentive and Non-statutory Stock Option Plan.

     On December 31, 1996, options to purchase an aggregate of 461,559 shares of common stock were granted at an exercise price of $13.41 per share. On March 5, 1997 the Company canceled all the 461,559 outstanding options that were granted on December 31, 1996 at an exercise price of $13.41 per share and granted options to purchase an aggregate of 461,559 shares of common stock at an exercise price of $11.49 per share. On June 2, 1997 the Company canceled the options to purchase an aggregate of 461,559 shares of Common Stock that were granted on March 5, 1997. The Company granted options to purchase 819,216 shares of common stock at an exercise price of $7.66 per share to certain employees and directors on June 2, 1997. Of these options, 276,725 are non-statutory stock options which are presently exercisable and 537,792 are non-statutory stock options which generally vest over a five-year period at a rate of 20% per year. The Company cancelled options to purchase 4,699 shares during 1997. The Company determined that the exercise price of $7.66 was $1.34 per share below the fair market value of the common stock on June 2, 1997. As a result, the Company recognized non-cash compensation expense of $458,886, which is included in general and administrative expenses in the accompanying statements of operations for the year ended December 31, 1997. Over the next five years, as the remaining 537,792 options vest, the Company will recognize additional non-cash compensation expense of up to approximately $639,000 (or up to approximately $150,000 per year).

     The Employee Stock Purchase Plan permits eligible employees who customarily work more than twenty hours per week and more than five months in any calendar year to purchase common stock through payroll deductions of up to 20% of their total cash compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The purchase price is the lesser of 85% of the market value of the common stock on the first or last day of the offering period, as defined.

     The Combined Incentive and Non-statutory Stock Option Plan provides that awards may be granted to employees, officers and directors of the Company. Awards may consist of non-statutory stock options and incentive stock options to purchase shares of common stock and stock appreciation rights (SARs). Incentive stock options (ISOs) generally vest over a five-year period at the rate of 20% per year. The exercise price per share of common stock may not be less than 85% (100% in the case of an ISO) of the fair market value of the common stock on the date the option is granted. Options and SARs granted under the option plan must generally be exercised within fifteen years from the date of grant (ten years in the case of ISOs). In the case of any eligible employee who owns stock possessing more than 10% of the voting power of stock, the exercise price of any ISOs granted may not be less than 110% of the fair market value of the common stock on the date of grant and the exercise period may not exceed five years from the date of grant.

ACTIVITY

     Stock option activity for the Company's Combined Incentive and Non-statutory Stock Option Plan for the years ended December 31, 1996 and 1997 is as follows:

                                        INCENTIVE STOCK    WEIGHTED    NON-STATUTORY     WEIGHTED
                                            OPTIONS        AVERAGE     STOCK OPTIONS     AVERAGE
                                       -----------------   EXERCISE   ----------------   EXERCISE
                                        SHARES    PRICE     PRICE     SHARES    PRICE     PRICE
                                       --------   ------   --------   -------   ------   --------
Outstanding as of December 31,
  1995..............................         --   $   --    $   --         --   $   --    $   --
  Granted...........................    430,232    13.41     13.41     31,327    13.41     13.41
Outstanding as of December 31,
  1996..............................    430,232    13.41     13.41     31,327    13.41     13.41
                                       --------                       -------
Stock options exercisable at
  December 31, 1996.................         --                        31,327
                                       --------                       -------
  Canceled..........................   (430,232)  $13.41     13.41    (31,327)  $13.41     13.41
  Granted...........................    430,232    11.49     11.49     31,327    11.49     11.49
  Canceled..........................   (430,232)   11.49     11.49    (31,327)   11.49     11.49
  Granted...........................         --       --        --    819,216     7.66      7.66
  Canceled..........................         --       --        --     (4,699)    7.66      7.66
                                       --------   ------    ------    -------   ------    ------
Outstanding as of December 31,
  1997..............................         --   $   --    $   --    814,517   $ 7.66    $ 7.66
                                       ========   ======    ======    =======   ======    ======
Stock options exercisable at
  December 31, 1997.................         --   $   --    $   --    276,725   $ 7.66    $ 7.66
                                       ========   ======    ======    =======   ======    ======

ACCOUNTING

     The Company currently utilizes Accounting Principles Board Opinion No. 25 in its accounting for stock options. In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("Statement 123"), "Accounting for Stock-based Compensation." The accounting method as provided in the pronouncement is not required to be adopted; however, it is encouraged. The Company is not adopting the accounting provisions of Statement 123. Had the Company accounted for its stock options in accordance with Statement 123 historical net income (loss) would have been approximately $3,678,857 and $(11,315,377) for the years ended December 31, 1997 and 1996, respectively. The Company's pro forma for Statement 123 historical basic net income per share and pro forma for Statement 123 historical diluted net income per share would have been $0.54 and $0.52 per share for the year ended December 31, 1997, respectively. The Company's pro forma for Statement 123 historical and diluted net loss per share would have been $(1.75) per share for the year ended December 31, 1996. The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years. Compensation expense is recognized as the options vest and additional awards may also be granted.

     For purposes of determining the pro forma effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model assuming among other things, no dividend yield, expected volatility of 41%, risk free interest rates between 6.11% and 6.52% and expected life of 5.0 years.

     The weighted average fair value of options granted under the Company's Non-Statutory and Incentive Stock Option Plans for the year ended 1997 and 1996 was $4.71 and $6.54, respectively. As of December 31, 1997 the remaining contractual life of all options was approximately ten to fifteen years.

NOTE 13 -- EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations to basic earnings per share and diluted earnings per share. The Company adopted SFAS No. 128 in December 1997 and has retroactively restated all periods presented. Basic earnings per common share are based on the average quarterly weighted average number of shares of common stock outstanding. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options. Under the requirements of SFAS No. 128, the Company's basic and diluted per share amounts for the years ending December 31, 1995, 1996, and 1997 would be as follows:

                                                  YEAR ENDED                             YEAR ENDED
                                              DECEMBER 31, 1995                      DECEMBER 31, 1996
                                     ------------------------------------   ------------------------------------
                                                                PER SHARE                              PER SHARE
            HISTORICAL                  INCOME       SHARES      AMOUNT        INCOME       SHARES      AMOUNT
            ----------               ------------   ---------   ---------   ------------   ---------   ---------
HISTORICAL BASIC EPS
Income(loss) available to Common
 stockholders......................  $(25,293,883)  6,467,400    $(3.91)    $(11,197,657)  6,467,400    $(1.73)
EFFECT OF DILUTIVE SECURITIES
Stock options......................            --          --        --               --          --        --
                                     ------------   ---------    ------     ------------   ---------    ------
HISTORICAL DILUTED EPS
Income(loss) available to Common
 stockholders Plus assumed
 exercises.........................  $(25,293,883)  6,467,400    $(3.91)    $(11,197,657)  6,467,400    $(1.73)
                                     ============   =========    ======     ============   =========    ======

                                                 YEAR ENDED
                                             DECEMBER 31, 1997
                                     ----------------------------------
                                                              PER SHARE
            HISTORICAL                 INCOME      SHARES      AMOUNT
            ----------               ----------   ---------   ---------
HISTORICAL BASIC EPS
Income(loss) available to Common
 stockholders......................  $4,638,196   6,870,688     $0.68
EFFECT OF DILUTIVE SECURITIES
Stock options......................          --     242,026        --
                                     ----------   ---------     -----
HISTORICAL DILUTED EPS
Income(loss) available to Common
 stockholders Plus assumed
 exercises.........................  $4,638,196   7,112,714     $0.65
                                     ==========   =========     =====

NOTE 14 -- RELATED PARTY TRANSACTION

     The Company paid approximately $56,000, $80,000, and $480,000 during 1995, 1996 and 1997, respectively, in fees to a law firm having a partner who is a stockholder of the Company and who is a brother of certain executive officers of the Company. A portion of the fees paid in 1997 related to services performed by such firm in connection with the 1996 mergers and the 1997 offerings.

NOTE 15 -- STOCK SPLIT

     On September 26, 1997 the Company's Board of Directors approved a 1.044-to-1 split of the Company's common stock in the form of a stock dividend. All common stock and per share amounts have been adjusted retroactively to give effect to this stock split.

NOTE 16 -- UNAUDITED QUARTERLY INFORMATION

  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 (IN THOUSANDS, EXCEPT PER SHARE
                                     DATA)

                         Revenue.................................  $16,519
                         Gross Profit............................    6,461
                         Operating income........................    2,216
                         Net income..............................      905
                         Net income per share --
                         assuming dilution.......................  $  0.11
                         Pro forma net income per share --
                         assuming dilution and excluding a one-
                         time deferred tax charge................  $  0.17

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on March 30, 1998 on its behalf by the undersigned, thereunto duly authorized.

                                          SPR INC.

                                          By: /s/ Robert M. Figliulo
                                             ---------------------------------
                                             Robert M. Figliulo
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

         /s/ Robert M. Figliulo                Chief Executive Officer and
---------------------------------------------  Chairman of the Board of Directors
             Robert M. Figliulo                (Principal Executive Officer)

         /s/ Stephen J. Tober                  Executive Vice President, Finance
---------------------------------------------  and Business Administration
             Stephen J. Tober                  (Principal Financial Officer)

         /s/ Stephen T. Gambill                Chief Financial Officer (Principal
---------------------------------------------  Accounting Officer)
             Stephen T. Gambill

         /s/ Michael J. Fletcher               General Manager -- Tulsa and
---------------------------------------------  Director
             Michael J. Fletcher

         /s/ David A. Figliulo                 Executive Vice President and
---------------------------------------------  Director
             David A. Figliulo

         /s/ Ronald L. Taylor                  Director
---------------------------------------------
             Ronald L. Taylor

         /s/ Sydnor W. Thrift, Jr.             Director
---------------------------------------------
             Sydnor W. Thrift, Jr.

         /s/ David P. Yeager                   Director
---------------------------------------------
             David P. Yeager