Form 10-Q
period 1998-03-31
SPR INC
filed 1998-05-15
CIK 1026493

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly period ended March 31, 1998 or

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

        As of May 12, 1998, the registrant had 9,051,371 outstanding shares of common stock, par value $.01 per share.

================================================================================

                                    SPR Inc.
                                    FORM 10-Q
                  For the quarterly period ended March 31, 1998
                                Table of Contents



PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                    Page
                                                                                 ----
         Unaudited Condensed Balance Sheets - December 31, 1997
         and March 31, 1998                                                        3

         Unaudited Condensed Statements of Operations  -  Three
         Months Ended March 31, 1997 and 1998                                      4

         Unaudited Condensed Statement of Stockholders' Equity  -  Three
         Months Ended March 31, 1998                                               5

         Unaudited Condensed Statements of Cash Flows  -  Three Months
          Ended March 31, 1997 and 1998                                            6

         Notes to Unaudited Condensed Financial Statements                         7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES

                                    SPR Inc.
                       Unaudited Condensed Balance Sheets
                                 (in thousands)

                                                            December 31,  March 31,
                                                               1997         1998
                                                              -------     -------

 Assets
      Current assets:
         Cash and cash equivalents                            $ 2,133     $ 4,203
         Accounts receivable, net                               7,833       9,599
         Short-term investments                                19,043      19,196
         Prepaid expenses and other                               476         557
                                                              -------     -------
             Total current assets                              29,485      33,555
                                                              -------     -------

      Property and equipment, net                               2,274       2,356
      Deferred income taxes                                       184         199
                                                              -------     -------
             Total assets                                     $31,943     $36,110
                                                              =======     =======

 Liabilities and stockholders' equity
      Current liabilities:
         Accounts payable and other                           $ 2,917     $ 2,538
         Accrued expenses:
             Payroll and payroll related costs                  2,777       4,185
             Other                                                364         407
         Deferred income                                         --         1,125
         Deferred income taxes                                    356         267
                                                              -------     -------
             Total current liabilities                          6,414       8,522
                                                              -------     -------

      Stockholders' equity
         Common stock                                              81          81
         Additional paid in capital                            24,544      24,581
         Retained earnings                                        904       2,926
                                                              -------     -------
             Total stockholders' equity                        25,529      27,588
                                                              -------     -------
             Total liabilities and stockholders' equity       $31,943     $36,110
                                                              =======     =======


 See notes to unaudited condensed financial statements.

                                    SPR Inc.
                  Unaudited Condensed Statements of Operations
                    (in thousands, except per share amounts)


                                                            Three months
                                                           Ended March 31,
                                                       ----------------------
                                                         1997           1998

 Revenues                                              $ 10,528      $ 19,019
 Cost of services                                         6,726        11,321
                                                       --------      --------
      Gross profit                                        3,802         7,698
                                                       --------      --------
 Costs and expenses
      Selling                                               998         1,168
      Recruiting                                            290           449
      General and administrative  expenses                1,543         3,027
                                                       --------      --------
        Total costs and expenses                          2,831         4,644
                                                       --------      --------
 Operating income                                           971         3,054
                                                       --------      --------
 Other income (expense)
     Interest expense                                       (39)           (1)
     Interest income                                          4           317
                                                       --------      --------
        Total other income (expense)                        (35)          316
                                                       --------      --------
 Income before income taxes                                 936         3,370
 Provision for income taxes                                --           1,348
                                                       --------      --------
 Net income                                            $    936      $  2,022
                                                       ========      ========

Historical basic net income per share                  $   0.14      $   0.25
                                                       ========      ========

Historical diluted net income per share                $   0.14      $   0.24
                                                       ========      ========

Proforma income data:
     Net income as reported                            $    936
     Proforma adjustment to recognize
        "C" corporation provision for income taxes          374

                                                       ========
     Proforma net income                               $    562
                                                       ========

     Proforma basic net income per share               $   0.09
                                                       ========

     Proforma diluted net income per share             $   0.09
                                                       ========


 See notes to unaudited condensed financial statements.

                                    SPR Inc.
              Unaudited Condensed Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 1998
                                 (in thousands)



                                       Common Stock     Additional    Total
                                  -------------------    Paid-in     Retained  Stockholders'
                                  Shares      Amount     Capital     Earnings     Equity
                                 -------     -------     -------     -------     -------
Balance at December 31, 1997       8,091     $    81     $24,544     $   904     $25,529
   Net Income                       --          --          --         2,022       2,022
   Vesting of stock options         --          --            37        --            37
                                 -------     -------     -------     -------     -------
Balance at March 31, 1998          8,091     $    81     $24,581     $ 2,926     $27,588
                                 =======     =======     =======     =======     =======



 See notes to unaudited condensed financial statements.

                                  SPR Inc.
                Unaudited Condensed Statements of Cash Flows
                               (in thousands)

                                                                   Three months
                                                                  Ended March 31,
                                                               --------------------
                                                                1997         1998
                                                              --------      --------
Cash flows from operating activities:
     Net income for the period                                $    936      $  2,022
     Adjustments to reconcile net income
         to net cash provided by
         operating activities:
         Depreciation and amortization                              91           273
         Deferred taxes                                             --          (104)
         Expense related to grant of stock options                  --            37
         Impairment loss on equipment                               --           217
         Increase in accounts receivable, net                     (672)       (1,766)
         Increase in prepaid expenses and other                   (202)          (81)
         Decrease in accounts payable and other                   (228)         (379)
         Increase in accrued expenses and deferred income          830         2,582
                                                              --------      --------
     Net cash provided by operating activities                     755         2,801
                                                              --------      --------
Cash flows from investing activities:
     Purchases of property and equipment                           (63)         (572)
     Purchases of short-term investments                            --       (16,248)
     Sales/Maturity of short-term investments                       --        16,095
                                                              --------      --------
     Net cash used in investing activities                         (63)         (725)
                                                              --------      --------
Cash flows from financing activities:
     Payments on note payable - related party                     (240)           --
     Distributions                                                (257)           --
     Capital lease payment                                         (24)           (6)
                                                              --------      --------
     Net cash used in financing activities                        (521)           (6)
                                                              --------      --------
     Net increase in cash and cash equivalents                     171         2,070
Cash and cash equivalents, beginning of period                     356         2,133
                                                              --------      --------
Cash and cash equivalents, end of period                      $    527      $  4,203
                                                              ========      ========
Supplemental disclosure of cash payments made for :
     Interest                                                 $     41      $     --
     Income taxes                                                   --         1,368
                                                              ========      ========

 See notes to unaudited condensed financial statements.

                                    SPR Inc.

                          Notes to Unaudited Condensed
                              Financial Statements


Note 1.  Interim Financial Statements

     The accompanying unaudited interim condensed financial statements of SPR Inc. (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997 in the Company's annual report on Form 10-K.

     The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. Certain items previously reported have been reclassified to conform with the 1998 presentation. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.


Note 2.  Deferred Income

     The determination of deferred income is based on management's estimate of the services to be performed related to completing the Company's projects, software quality assurance and testing and is adjusted as additional or new information becomes available.

Note 3.  Change in Estimate

     During the first quarter of 1998, the Company changed its estimate of depreciable lives for computer equipment and software from five years to three years as a result of continued improvements in technology. This change in estimate reduced first quarter net income by $72,381 or approximately $0.01 per common share.

Note 4. Capital Stock and Earnings Per Share

     The company's basic and diluted per share amounts for the three months ended March 31, 1997 and 1998 are as follows:


                                                                Three Months Ended
                               -------------------------------------------------------------------------------
                                        March 31.1997                                March 31.1998
                               -----------------------------------------  ------------------------------------
                                    Income                    Per Share     Income                  Per Share
                                 (in thousands)   Shares        Amount   (in thousands)   Shares     Amount
                                 --------------  ---------    ---------- --------------  ---------  ----------
Historical
Historical Basic EPS:              $        936  6,467,400     $    0.14 $        2,022  8,091,371   $    0.25
   Income available to
      Common Stockholders
Effect of Dilutive Securities:
   Stock Options                             --         --            --            --     328,978          --
                                 --------------  ---------    ---------- --------------  ----------  ---------
Historical Dilutive EPS:
   Income available to
      Common Stockholders
      plus assumed exercises     $          936  6,467,400    $     0.14 $        2,022  8,420,349  $    0.24
                                 --------------  ---------    ---------- --------------  ----------  ---------


     On May 5, 1998 the Company completed a follow-on offering of 2,210,000 shares of the Company's Common Stock. Of the amount of shares offered, 900,000 shares were sold by the Company and 1,310,000 shares were sold by certain shareholders of the Company. The Company received net proceeds of $23.5 million from the follow-on offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The following table sets forth, for the periods indicated, selected statements of earnings as a percentage of revenues:


                                                            Three months
                                                          Ended March 31,
                                                       ----------------------
                                                         1997        1998

  Revenues                                                  100%         100%
  Cost of services                                           64           60
                                                       ---------   ----------
        Gross profit                                         36           40
                                                       ---------   ----------
  Costs and expenses
        Selling                                               9            6
        Recruiting                                            3            2
        General and administrative  expenses                 15           16
                                                       ---------   ----------
             Total costs and expenses                        27           24
                                                       ---------   ----------
  Operating income                                            9           16
  Other income                                                -            2
                                                       ---------   ----------
  Income before income taxes                                  9           18
  Provision for income taxes                                  -            7
                                                       =========   ==========
  Net income                                                  9%          11%
                                                       =========   ==========

         Revenues. Revenues increased 81% to $19.0 million in the first quarter of 1998 from $10.5 million for the comparable 1997 quarter. The increase in the first quarter of 1998 was primarily the result of revenue generated by the consultants who completed the entry-level phase of the Information Technology Consultant (ITC) Training Program in 1996 and 1997 and an increased number of engagements for both new and existing clients. A higher proportion of these engagements encompassed strategic planning and project focused engagements.

         Gross Profit. Gross profit increased 102% to $7.7 million in the first quarter of 1998 from $3.8 million in the first quarter of 1997. Gross profit as a percentage of revenues increased to 40% in the first quarter of 1998 from 36% for the comparable 1997 quarter. The increase in gross profit was primarily attributable to higher billing rates and a higher billing-to-consultant cost ratio, partially offset by management's estimate of the services to be performed related to completing the Company's projects, software quality assurance and testing. The higher billing rates were realized as a result of the increase in project management engagements. The higher billing-to-consultant cost ratio was attributable to the placement of consultants who completed the entry-level phase of the ITC Training Program in 1996 and 1997.

         Selling Expenses. Selling expenses increased 17% to $1.2 million in the first quarter of 1998 from $1.0 million for the comparable 1997 quarter. This increase was primarily the result of increased commissions due to the 81% increase in sales in the first quarter of 1998. The Company's selling expenses as a percentage of revenues decreased to 6% in the first quarter of 1998 from 9% for the comparable 1997 quarter as a result of a change in the sales commission plan on January 1, 1998.

         Recruiting Expenses. Recruiting expenses increased 55% to $0.4 million in the first quarter of 1998 from $0.3 for the comparable 1997 quarter. Total recruiting costs per hire were approximately $3,800 in the first quarter of 1998 and 1997.

         General and Administrative Expenses. General and administrative expenses increased 96% to $3.0 million in the first quarter of 1998 from $1.5 million for the comparable 1997 quarter. The increase was primarily attributable to 9 additional employees, general salary and management bonus increases, increased professional fees for legal, accounting and investor relations and training costs associated primarily with outside instructors for the entry-level phase of the ITC Training Program.

         Other Income (Expense). Other Income increased to $0.3 million in the first quarter of 1998 from an expense of $35,000 for the comparable 1997 quarter. The increase in other income in the first quarter of 1998 was primarily attributable to interest earned on investments.

         Provision for Income Taxes. The Company's effective tax rate was 40% for the first quarter of 1998. Prior to the initial public offering, the Company elected to be taxed as an S Corporation. As a result, income of the Company was taxable to the shareholders. On October 1, 1997, the Company's S Corporation status was terminated and the Company became a C Corporation.

Liquidity and Capital Resources

         On October 2, 1997 the Company completed an initial public offering of 2,990,000 shares of the Company's Common Stock. The Company sold 1,600,000 shares in the initial public offering. On May 5, 1998, the Company completed a follow-on public offering of 2,210,000 shares of the Company's Common Stock. The Company sold 900,000 shares in the follow-on public offering and received $23.5 million in net proceeds from the sale of such shares.

         Net proceeds to the Company from the sale of 1,600,000 shares in the initial public offering was approximately $22.5 million, after deducting underwriting discounts and commissions of $1.8 million and offering expenses of $1.3 million paid by the Company. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

         The Company distributed a total of approximately $2.8 million of the net proceeds to the Company's stockholders who owned shares prior to the initial public offering, which amount represents the Company's undistributed S corporation earnings from November 1, 1996 through the closing date of the Offering plus other income tax related distributions. The Company used approximately $2.7 million of its net proceeds from the initial public offering to pay outstanding indebtedness to its lenders under a revolving credit facility and two term notes. In addition, approximately $2.3 million of such proceeds were used to expand Virtual Insourcing Centers, develop additional Centers and expand the ITC Training Program.

         The remaining net proceeds of approximately $14.7 million from the initial public offering together with the $23.5 million from the follow-on public offering are being temporarily invested in short-term investment grade securities, certificates of deposit or direct or guaranteed obligations of the United States Government. The Company intends to use the remaining net proceeds for general corporate purposes, including the expansion of its ITC Training Program, additional virtual insourcing centers, branch expansion and possible acquisitions of related businesses. Prior to its initial public offering, the Company financed its growth through cash flows from operations, periodically supplemented by borrowings under its line of credit or revolving credit and term loan facilities.

         At March 31, 1998, the Company had approximately $23.4 million of cash and short-term investments and no debt. Receivables have remained constant at 42 days of revenues at March 31, 1998 and at December 31, 1997.

         The Company believes that funds generated from operations, the unexpended proceeds from the initial public offering and the net proceeds from the follow-on public offering will provide adequate cash to fund its anticipated cash needs for the foreseeable future.


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements including, among other things: (i) the expected continued success of the Company's ITC Training Program, (ii) the Company's future ability to effectively manage its consultant utilization rates and its hourly consultant billing rates, (iii) the Company's ability to leverage its Century Date Compliance expertise into providing other mass change and project management services to its clients, (iv) successful management of engagement and contract risks, and (v) the Company's ability to expand and develop additional branch offices and Virtual Insourcing Centers. Results actually achieved thus may differ materially from expected results included in these statements.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
(a)   Exhibit 27 - Financial Data Schedule


     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SPR Inc.
Date: May 14, 1998                        By:   /s/  Robert M. Figliulo
--------------------------------             ----------------------------------
                                                Robert M. Figliulo
                                                Chief Executive Officer and
                                                Chairman of the Board of
                                                Directors

Date: May 14, 1998                        By:   /s/  Stephen J. Tober
--------------------------------             ----------------------------------
                                                Stephen J. Tober
                                                Executive  Vice President -
                                                Finance and Business
                                                Development

Date: May 14, 1998                        By:   /s/  Stephen T. Gambill
--------------------------------             ----------------------------------
                                                Stephen T. Gambill
                                                Chief Financial Officer