Form 10-Q
period 1998-06-30
SPR INC
filed 1998-08-14
CIK 1026493

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended June 30, 1998 or

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                      Commission File Number   000-22097
                                             -------------

                                    SPR INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                             36-3932665
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                          2015 Spring Road, Suite 750
                          Oak Brook, Illinois   60523
         (Address, including zip code, of principal executive offices)


                                 (630) 575-6200
              (Registrant's telephone number, including area code)

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

     As of August 12, 1998, the registrant had 9,136,642 outstanding shares of common stock, par value $.01 per share.

================================================================================

                                    SPR Inc.
                                   FORM 10-Q
                  For the quarterly period ended June 30,1998
                               Table of Contents



PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page

         Unaudited Condensed Balance Sheets - December 31, 1997
         and June 30,1998

         Unaudited Condensed Statements of Operations - Three
         Months and Six Months Ended June 30,1997 and 1998

         Unaudited Condensed Statement of Stockholders' Equity - Six Months Ended June 30,1998

         Unaudited Condensed Statements of Cash Flows - Six Months Ended June 30,1997 and 1998

         Notes to Unaudited Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                                    SPR Inc.
                      Unaudited Condensed  Balance Sheets
                                 (in thousands)


                                                       December 31,     June 30,
                                                          1997            1998
                                                       ------------    ---------
 Assets
   Current assets:
    Cash and cash equivalents                            $  2,133      $   3,230
    Accounts receivable, net                                7,833         11,761
    Short-term investments                                 19,043         42,804
    Prepaid expenses and other                                476          1,292
                                                         --------      ---------
     Total current assets                                  29,485         59,087
                                                         --------      ---------

   Property and equipment, net                              2,274          3,367
   Deferred income taxes                                      184          1,224
                                                         --------      ---------
     Total assets                                        $ 31,943      $  63,678
                                                         ========      =========

 Liabilities and stockholders' equity
   Current liabilities:
    Accounts payable and other                           $  2,917      $   2,484
    Accrued expenses:
     Payroll and payroll related costs                      2,777          3,411
     Other                                                    364            668
    Deferred income                                           -            2,525
    Deferred income taxes                                     356            178
                                                         --------      ---------
     Total current liabilities                              6,414          9,266
                                                         --------      ---------

   Stockholders' equity
    Common stock                                               81             91
    Additional paid in capital                             24,544         48,885
    Retained earnings                                         904          5,436
                                                         --------      ---------
     Total stockholders' equity                            25,529         54,412
                                                         --------      ---------
     Total liabilities and stockholders' equity          $ 31,943      $  63,678
                                                         ========      =========


 See notes to unaudited condensed financial statements.

                                    SPR Inc.
                  Unaudited Condensed Statements of Operations
                    (in thousands, except per share amounts)

                                                              Three months               Six months
                                                             Ended June 30,            Ended June 30,
                                                         ----------------------      -------------------
                                                            1997         1998          1997        1998
                                                            ----         ----          ----        ----
Revenues                                                 $  12,194     $ 21,420      $ 22,722   $ 40,439
Cost of services                                             7,264       12,603        13,990     23,924
                                                         ---------     --------      --------   --------
  Gross profit                                               4,930        8,817         8,732     16,515
                                                         ---------     --------      --------   --------
Costs and expenses
  Selling                                                    1,095        1,286         2,093      2,454
  Recruiting                                                   408          487           698        936
  General and administrative  expenses                       2,560        3,314         4,102      6,340
                                                         ---------     --------      --------   --------
    Total costs and expenses                                 4,063        5,087         6,893      9,730
                                                         ---------     --------      --------   --------
Operating income                                               867        3,730         1,839      6,785
                                                         ---------     --------      --------   --------
Other income (expense)
  Interest expense                                             (70)          (1)         (109)        (3)
  Interest income                                                5          458             9        775
                                                         ---------     --------      --------   --------
    Total other income (expense)                               (65)         457          (100)       772
                                                         ---------     --------      --------   --------
Income before income taxes                                     802        4,187         1,739      7,557
Provision for income taxes                                       2        1,675             2      3,023
                                                         ---------     --------      --------   --------
Net income                                               $     800     $  2,512      $  1,737   $  4,534
                                                         =========     ========      ========   ========

Historical basic net income per share                    $    0.12     $   0.29      $   0.27   $   0.54
                                                         =========     ========      ========   ========

Historical diluted net income per share                  $    0.12     $   0.28      $   0.26   $   0.52
                                                         =========     ========      ========   ========

Proforma income data:
  Net income as reported                                 $     800                   $  1,737
  Proforma adjustment to recognize
    "C" corporation provision for income taxes                 319                        694

                                                         ---------                   --------
  Proforma net income                                    $     481                   $  1,043
                                                         =========                   ========

  Proforma basic net income per share                    $    0.07                   $   0.16
                                                         =========                   ========

  Proforma diluted net income per share                  $    0.07                   $   0.16
                                                         =========                   ========


See notes to unaudited condensed financial statements.

                                    SPR Inc.
             Unaudited Condensed Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 1998
                                 (in thousands)

                                           Common Stock    Additional                 Total
                                          ---------------    Paid-in    Retained   Stockholders'
                                          Shares   Amount    Capital    Earnings      Equity
                                          ------   ------    -------    --------      ------
Balance at December 31, 1996               6,467   $   65   $ 46,735    $(44,292)   $    2,508
  Employee stock purchase plan                24      -          324         -             324
  Capitalization of S-Corp earnings          -        -      (45,444)     45,444           -
  Net Income                                 -        -          -         4,638         4,638
  Distributions                              -        -          -        (4,886)       (4,886)
  Employee stock option plan                 -        -          459         -             459
  Initial public offering                  1,600       16     22,470         -          22,486
                                           -----   ------   --------    --------    ----------
Balance at December 31, 1997               8,091   $   81   $ 24,544    $    904    $   25,529
                                           -----   ------   --------    --------    ----------
  Net Income                                 -        -          -         4,534         4,534
  Employee stock purchase plan                31      -          441         -             441
  Secondary offering                         900        9     23,092         -          23,101
  Employee stock option plan                  61        1        828         -             829
  Treasury stock retired                      (1)                (21)         (2)          (23)
  Other                                       21                   1         -               1
                                           -----   ------   --------    --------    ----------
Balance at June 30, 1998                   9,103   $   91   $ 48,885    $  5,436    $   54,412
                                           =====   ======   ========    ========    ==========


 See notes to unaudited condensed financial statements.

                                    SPR Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)

                                                                               Six months
                                                                             Ended June 30,
                                                                         ----------------------
                                                                           1997          1998
                                                                           ----          ----
Cash flows from operating activities:
  Net income for the period                                              $  1,737      $  4,534
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation and amortization                                              187           564
   Deferred taxes                                                             -          (1,218)
   Expense related to grant of stock options                                  383            75
   Impairment loss on equipment                                               -             217
   Increase in accounts receivable, net                                      (992)       (3,928)
   Increase in prepaid expenses and other                                    (318)         (816)
   Increase/(decrease) in accounts payable and other                          233          (404)
   Increase in accrued expenses and deferred income                           268         3,463
                                                                         --------      --------
  Net cash provided by operating activities                                 1,498         2,487
                                                                         --------      --------

Cash flows from investing activities:
  Purchases of property and equipment                                        (281)       (1,874)
  Purchases of short-term investments                                         -         (63,741)
  Sales/Maturity of short-term investments                                    -          39,980
                                                                         --------      --------
  Net cash used in investing activities                                      (281)      (25,635)
                                                                         --------      --------

Cash flows from financing activities:
  Payments on note payable - related party                                   (480)          -
  Distributions                                                            (1,804)          -
  Proceeds from employee stock purchase and option plans                                    904
  Proceeds from the issuance of common stock,
   net of issuance costs                                                                 23,101
  Tax benefit from employee stock option plan                                               291
  Net borrowings on line of credit and term loan                            1,310           -
  Other cash flows from financing activities                                  (53)          (51)
                                                                         --------      --------
  Net cash used in financing activities                                    (1,027)       24,245
                                                                         --------      --------

  Net increase in cash and cash equivalents                                   190         1,097
Cash and cash equivalents, beginning of period                                356         2,133
                                                                         --------      --------
Cash and cash equivalents, end of period                                 $    546      $  3,230
                                                                         ========      ========

Supplemental disclosure of cash payments made for :
  Interest                                                               $    108      $      2
  Income taxes                                                                  1         5,678
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

     The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. Certain items previously reported have been reclassified to conform with the 1998 presentation. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.


Note 2.  Deferred Income
     The determination of deferred income is based on management's estimate of the services to be performed related to completing the Company's Century Date Compliance projects, software quality assurance, and testing and is adjusted as additional or new information becomes available.

Note 3.  Change in Estimate
     During the first quarter of 1998, the Company changed its estimate of depreciable lives for computer equipment and software from five years to three years as a result of continued improvements in technology. This change in estimate reduced second quarter net income by $62,415, or approximately $0.01 per diluted common share, and net income for the first six months by $134,796, or $0.02 per diluted common share.

Note 4.  Capital Stock and Earnings Per Share
     The company's basic and diluted per share amounts for the three months and six months ended June 30,1997 and 1998 are as follows:

                                                                   Three Months Ended
                                    ---------------------------------------------------------------------------------
                                                 June 30, 1997                               June 30, 1998
                                    ---------------------------------------    --------------------------------------
                                        Income                    Per Share        Income                   Per Share
                                    (in thousands)      Shares      Amount     (in thousands)     Shares      Amount
                                    --------------      ------    ---------    --------------     ------    ---------
Historical
----------
Historical Basic EPS:                  $   800        6,467,400    $  0.12        $  2,512      8,646,475    $  0.29
  Income available to
    Common Stockholders
Effect of Dilutive Securities:
  Employee Compensation Plans              -            239,007        -               -          367,634        -
                                       -------        ---------    -------        --------      ---------    -------
Historical Dilutive EPS:
  Income available to
    Common Stockholders
    plus assumed exercises             $   800        6,706,407    $  0.12        $  2,512      9,014,109    $  0.28
                                       =======        =========    =======        ========      =========    =======

                                                                    Six Months Ended
                                    ---------------------------------------------------------------------------------
                                                 June 30.1997                               June 30.1998
                                    ---------------------------------------    --------------------------------------
                                        Income                    Per Share        Income                   Per Share
                                    (in thousands)      Shares      Amount     (in thousands)     Shares      Amount
                                    --------------      ------    ---------    --------------     ------    ---------
Historical
----------
Historical Basic EPS:                  $ 1,737        6,467,400    $  0.27        $  4,534      8,370,456    $  0.54
  Income available to
    Common Stockholders
Effect of Dilutive Securities:
  Employee Compensation Plans              -            239,007        -               -          348,417        -
                                       -------        ---------    -------        --------      ---------    -------
Historical Dilutive EPS:
  Income available to
    Common Stockholders
    plus assumed exercises             $ 1,737        6,706,407    $  0.26        $  4,534      8,718,873    $  0.52
                                       =======        =========    =======        ========      =========    =======



     On May 5, 1998 the Company completed a follow-on offering of 2,210,000 shares of the Company's Common Stock. Of the amount of shares offered, 900,000 shares were sold by the Company and 1,310,000 shares were sold by certain shareholders of the Company. The Company received net proceeds (net of the underwriters' discounts and estimated offering expenses) of $23.1 million from the follow-on offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The following table sets forth, for the periods indicated, selected statements of operations as a percentage of revenues:


                                                   Three months       Six months
                                                  Ended June 30,    Ended June 30,
                                                 ----------------  ----------------
                                                   1997     1998     1997     1998
                                                   ----     ----     ----     ----
     Revenues                                      100%     100%     100%     100%
     Cost of services                               60       59       62       59
                                                  -----    -----    -----    -----
          Gross profit                              40       41       38       41
                                                  -----    -----    -----    -----
     Costs and expenses
          Selling                                    9        6        9        6
          Recruiting                                 3        2        3        2
          General and administrative expenses       21       16       18       16
                                                  -----    -----    -----    -----
               Total costs and expenses             33       24       30       24
                                                  -----    -----    -----    -----
     Operating income                                7       17        8       17
     Other income                                    -        2        -        2
                                                  -----    -----    -----    -----
     Income before income taxes                      7       19        8       19
     Provision for income taxes                      -        7        -        8
                                                  -----    -----    -----    -----
     Net income                                      7%      12%       8%      11%
                                                  =====    =====    =====    =====

     Revenues. Revenues increased 76% to $21.4 million and 78% to $40.4 million in the second quarter and first six months of 1998, respectively, from $12.2 million and $22.7 million for the comparable 1997 periods. The increases in the 1998 periods, versus 1997, were primarily the result of a significant increase in the number of consultants employed by the Company, many of whom completed the entry-level phase of the Information Technology Consultant (ITC) Training Program in 1996, 1997, and 1998 and an increased number of engagements for both new and existing clients. In 1998, a higher proportion of these engagements encompassed project-focused, strategic planning projects yielding higher rates, as compared with 1997.

     Gross Profit. Gross profit increased 79% to $8.8 million in the second quarter of 1998 from $4.9 million in the second quarter of 1997. Gross profit in the first six months of 1998 increased 89% to $16.5 million from $8.7 million in the first six months of 1997. Gross profit as a percentage of revenues increased to 41% in the both the second quarter and first six months of 1998 from 40% and 38% for the comparable 1997 periods. The increases in gross profit were primarily attributable to higher billing rates and higher billing-to-consultant cost ratios, partially offset by management's estimates of the services to be performed related to completing the Company's projects, software quality assurance and testing. The higher billing rates were realized as a result of the increase in project-focused, strategic planning projects. The higher billing-to-consultant cost ratio was attributable to the placement of additional consultants who completed the entry-level phase of the ITC Training Program and additional project managers.

     Selling Expenses. Selling expenses increased 17% to $1.3 million in the second quarter of 1998 from $1.1 million for the comparable 1997 quarter. For the first six months of 1998, selling expenses increased 17% to $2.5 million from $2.1 million for the comparable 1997 period. This increase was primarily the result of increased sales compensation due to the 76% and 78% increases in sales in the second quarter and first six months of 1998, respectively. The Company's selling expenses as a percentage of revenues decreased to 6% in both the second quarter and the first six months of 1998 from 9% in both of the comparable 1997 periods, as a result of a change in the sales commission plan on January 1, 1998.

     Recruiting Expenses. Recruiting expenses increased 19% to $0.5 million in the second quarter of 1998 from $0.4 million for the second quarter of 1997.
For the first six months of 1998, recruiting expenses increased 34% to $0.9 million from $0.7 million for the first six months of 1997. Such increases were primarily attributable to the hiring of an increased number of consultants as compared with the comparable 1997 periods.

     General and Administrative Expenses. General and administrative expenses increased 29% to $3.3 million and 55% to $6.3 million in the second quarter and first six months of 1998, respectively, from $2.6 million and $4.1 million for the comparable 1997 periods. The increases were primarily attributable to 21 additional employees at June 30, 1998 general salary and management bonus increases, expenses related to upgrading the Company's network and telecommunications systems, increased professional fees for legal, accounting and investor relations, training costs associated primarily with outside instructors for the entry-level phase of the ITC Training Program, and depreciation. The increases were partially offset by charges in the second quarter of 1997, that did not recur in 1998, for non-cash compensation related to the June 2, 1997 grant of employee stock options, and bad-debt expense relating to a client that filed for Chapter 11 bankruptcy.

     Other Income (Expense). The increase in other income in each of the second quarter and first six months of 1998, as compared to the equivalent periods in 1997, is primarily attributable to interest earned on investments of available net proceeds from the Company's initial and follow-on public offerings together with cash flows from operations.

     Provision for Income Taxes. The Company's effective tax rate was 40% for both the second quarter and first six months of 1998. Prior to the initial public offering, the Company elected to be taxed as an S Corporation. As a result, income of the Company was taxable to the shareholders. On October 1, 1997, the Company's S Corporation status was terminated and the Company became a C Corporation.


Liquidity and Capital Resources

     On October 2, 1997 the Company completed an initial public offering of 2,990,000 shares of the Company's Common Stock. The Company sold 1,600,000 shares in the initial public offering.

Net proceeds to the Company from the sale of the 1,600,000 shares were approximately $22.5 million, after deducting underwriting discounts and commissions of $1.8 million and offering expenses of $1.3 million paid by the Company. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

     On May 5, 1998, the Company completed a follow-on public offering of 2,210,000 shares of the Company's Common Stock. The Company sold 900,000 shares in the follow-on public offering and received $23.1 million in net proceeds from the sale of such shares.

     The remaining net proceeds of approximately $12.9 million from the initial public offering, together with the $23.1 million from the follow-on public offering, and cash from operations, are being temporarily invested in short-term investment grade securities, certificates of deposit or direct or guaranteed obligations of the United States Government. The Company believes such funds will provide adequate cash to fund its anticipated cash needs for the foreseeable future.

     At June 30,1998, the Company had approximately $46.0 million of cash and short-term investments and no debt. Receivables were 48 days of revenues at June 30, 1998, versus 42 days of revenues at December 31, 1997.

     On August 3, 1998 the Company declared a three-for-two share common stock split. Shareholders will receive one additional share for every two shares held on the record date of August 14, 1998. Distribution of the additional shares will begin on August 28, 1998. Cash will be paid in lieu of fractional shares. Upon completion of the split, the Company will have approximately 13.7 million common shares outstanding.


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
     The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements including statements pertaining to: (i) the expected continued success of the Company's ITC Training Program, (ii) the Company's future ability to effectively manage its consultant utilization rates and its hourly consultant billing rates, (iii) the Company's ability to leverage its Century Date Compliance expertise into providing other mass change and project management services to its clients, (iv) successful management of engagement and contract risks, and (v) the Company's ability to expand and develop additional branch offices and Virtual Insourcing Centers. Results actually achieved thus may differ materially from expected results included in these statements.


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         On October 2, 1997 the Company completed an initial public offering of 2,990,000 shares of the Company's Common Stock. The Company sold 1,600,000 shares in the initial public offering. Net proceeds to the Company from the sale of the 1,600,000 shares were approximately $22.5 million, after deducting underwriting discounts and commissions of $1.8 million and offering expenses of $1.3 million paid by the Company. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

         The Company distributed a total of approximately $2.8 million of the net proceeds to the Company's stockholders who owned shares prior to the initial public offering, which amount represents the Company's undistributed S corporation earnings from November 1, 1996 through the closing date of the Offering plus other income tax related distributions. The Company used approximately $2.7 million of its net proceeds from the initial public offering to pay outstanding indebtedness to its lenders under a revolving credit facility and two term notes. In addition, approximately $4.1 million of such proceeds were used to expand Virtual Insourcing Centers, develop additional Centers and expand the ITC Training Program.

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The annual meeting of the stockholders of the Company was held at Hyatt Regency, Oak Brook, Illinois, on June 4, 1998, at 10:00 a.m.

     (b) At that meeting, five individuals, all of whom are current directors, were nominated and elected to serve until the 1999 Annual Meeting of Stockholders, or until their respective successors shall have been elected and shall have qualified, by the following votes:


                Director           Shares For     Shares Withheld
                --------           ----------     ---------------
                Robert Figliulo    7,199,356            142
                David Figliulo     7,198,976            522
                Ron Taylor         7,199,498
                Sydnor Thrift      7,199,498
                Dave Yeager        7,199,498

                There were no broker non-votes.

     (c) In addition to the above election, the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 was ratified and approved by the following vote:


                   Shares For      Shares Against      Abstentions
                   ----------      --------------      -----------
                   7,182,720           16,963              284

     (d) No other matters were submitted for vote.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit 27 Financial Data Schedule

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SPR Inc.
Date: August 14, 1998                      By:   /s/ Robert M. Figliulo
     ------------------------                  -----------------------------
                                           Robert M. Figliulo
                                           Chief Executive Officer and
                                           Chairman of the Board of
                                           Directors

Date: August 14, 1998                      By:   /s/ Stephen J. Tober
     ------------------------                  -----------------------------
                                           Stephen J. Tober
                                           Executive  Vice President -
                                           Finance and Business
                                           Development

Date: August 14, 1998                      By:   /s/ Stephen T. Gambill
     ------------------------                  -----------------------------
                                           Stephen T. Gambill
                                           Chief Financial Officer