Form 10-Q
period 1998-09-30
SPR INC
filed 1998-11-13
CIK 1026493

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission File Number 000-22097
                                               ---------

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


                                 YES X   NO
                                    ----   ----

     As of November 9, 1998 the registrant had 13,723,682 outstanding shares of common stock, par value $.0067 per share.

===============================================================================

                                    SPR INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1998
                                TABLE OF CONTENTS



PART  I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Unaudited Condensed Balance Sheets - December 31, 1997
         and September 30, 1998

         Unaudited Condensed Statements of Operations - Three
         Months and Nine Months Ended September 30, 1997 and 1998

         Unaudited Condensed Statements of Stockholders' Equity - For The Year Ended December 31, 1997 and Nine Months Ended September 30, 1998

         Unaudited Condensed Statements of Cash Flows - Nine Months Ended September 30, 1997 and 1998

         Notes to Unaudited Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                                    SPR INC.
                       UNAUDITED CONDENSED BALANCE SHEETS
                                 (in thousands)




                                                                                December 31,             September 30,
                                                                                   1997                      1998
                                                                                ------------             -------------
Assets
  Current assets:
     Cash and cash equivalents                                                  $    2,133               $      5,382
     Accounts receivable, net                                                        7,833                     12,160
     Short-term investments                                                         19,043                     43,440
     Prepaid expenses and other                                                        476                        969
                                                                                ------------             --------------
       Total current assets                                                         29,485                     61,951
                                                                                ------------             --------------

  Property and equipment, net                                                        2,274                      4,077
  Deferred income taxes and other                                                      184                      2,133
                                                                                ------------             --------------

       Total assets                                                             $   31,943               $     68,161
                                                                                ============             ==============



Liabilities and stockholders' equity
  Current liabilities:
     Accounts payable and other                                                 $    2,917               $      1,717
     Accrued expenses:
       Payroll and payroll relates costs                                             2,777                      4,606
       Other                                                                           364                        551
     Deferred income                                                                     -                      2,975
     Deferred income taxes                                                             356                        105
                                                                                ------------             --------------
       Total current liabilities                                                     6,414                      9,954
                                                                                ------------             --------------

Stockholders' equity
     Common stock                                                                       81                         91
     Additional paid in capital                                                     24,544                     49,737
     Retained earnings                                                                 904                      8,379
                                                                                ------------             --------------
       Total stockholders' equity                                                   25,529                     58,207
                                                                                ------------             --------------
       Total liabilities and stockholders' equity                               $   31,943               $     68,161
                                                                                ============             ==============


See notes to unaudited condensed financial statements.

                                    SPR INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                                           Three months                    Nine months
                                                                        Ended September 30,             Ended September 30,
                                                                      -----------------------        -----------------------
                                                                         1997          1998            1997            1998
                                                                         ----          ----            ----            ----
Revenues                                                             $  14,180      $  22,376       $  36,903       $  62,815
Cost of services                                                         8,329         13,018          22,319          36,942
                                                                     ---------      ---------       ---------       ---------
  Gross profit                                                           5,851          9,358          14,584          25,873
                                                                     ---------      ---------       ---------       ---------

Costs and expenses
  Selling                                                                1,232          1,389           3,325           3,843
  Recruiting                                                               478            456           1,176           1,392
  General and administrative expenses                                    2,053          3,332           6,156           9,672
                                                                     ---------      ---------       ---------       ---------
     Total costs and expenses                                            3,763          5,177          10,657          14,907
                                                                     ---------      ---------       ---------       ---------
Operating income                                                         2,088          4,181           3,927          10,966
                                                                     ---------      ---------       ---------       ---------

Other income (expense)
  Interest expense                                                         (60)            (1)           (170)             (4)
  Interest income                                                            8            725              17           1,500
                                                                     ---------      ---------       ---------       ---------
     Total other income (expense)                                          (52)           724            (153)          1,496
                                                                     ---------      ---------       ---------       ---------
Income before income taxes                                               2,036          4,905           3,774          12,462
Provision for income taxes                                                  39          1,962              40           4,985
                                                                     ---------      ---------       ---------       ---------
Net income                                                           $   1,997      $   2,943       $   3,734       $   7,477
                                                                     =========      =========       =========       =========

Historical basic net income per share                                $    0.21      $    0.21       $    0.38       $    0.58
                                                                     =========      =========       =========       =========

Historical diluted net income per share                              $    0.20      $    0.21       $    0.37       $    0.56
                                                                     =========      =========       =========       =========


Proforma income data:
  Net income as reported                                             $   1,997                      $   3,734
  Proforma adjustment to recognize
     "C" corporation provision for income taxes                            775                          1,470

                                                                     ---------                      ---------
  Proforma net income                                                $   1,222                      $   2,264
                                                                     =========                      =========

  Proforma basic net income per share                                $    0.13                      $    0.23
                                                                     =========                      =========

  Proforma diluted net income per share                              $    0.12                      $    0.23
                                                                     =========                      =========




See notes to unaudited condensed financial statements.

                                    SPR Inc.
             Unaudited Condensed Statements of Stockholders' Equity
                    For the Year Ended December 31, 1997 and
                    the Nine Months Ended September 30, 1998
                                 (in thousands)

                                            Common Stock        Additional                   Total
                                        ---------------------    Paid-in      Retained   Stockholders'
                                         Shares       Amount     Capital      Earnings       Equity
                                         ------       ------     -------      --------       ------
Balance at December 31, 1996              9,701       $  65      $ 46,735     $(44,292)      $ 2,508
  Employee stock purchase plan               36          -            324          -             324
  Capitalization of S-Corp earnings          -           -        (45,444)      45,444           -
  Net Income                                 -           -            -          4,638         4,638
  Distributions                              -           -            -         (4,886)       (4,886)
  Employee stock option plan                 -           -            459          -             459
  Initial public offering                 2,400          16        22,470          -          22,486
                                         ------       -----      --------     --------       -------
Balance at December 31, 1997             12,137       $  81      $ 24,544     $    904       $25,529
                                         ------       -----      --------     --------       -------
  Net Income                                  -           -             -        7,477         7,477
  Employee stock purchase plan               47           -           441            -           441
  Secondary offering                      1,350           9        23,092            -        23,101
  Employee stock option plan                158           1         1,680            -         1,681
  Treasury stock retired                     (2)          -           (21)          (2)          (23)
  Other                                      31           -             1            -             1
                                         ------       -----      --------     --------       -------
Balance at September 30, 1998            13,721       $  91      $ 49,737     $  8,379       $58,207
                                         ======       =====      ========     ========       =======


See notes to unaudited condensed financial statements.

                                    SPR Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)

                                                           Nine months
                                                       Ended September 30,
                                                     -----------------------
                                                        1997          1998
Cash flows from operating activities:
  Net income for the period                          $   3,734     $   7,477
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Depreciation and amortization                          299           970
    Deferred taxes                                         -          (2,200)
    Expense related to grant of stock options              421           113
    Impairment loss on equipment                           -             240
    Increase in accounts receivable, net                (2,671)       (4,327)
    Increase in prepaid expenses and other                (784)         (493)
    Increase/(decrease) in accounts payable and other      814        (1,182)
    Increase in accrued expenses and deferred income     1,291         4,991
                                                     ---------     ---------
  Net cash provided by operating activities              3,104         5,589
                                                     ---------     ---------

Cash flows from investing activities:
  Purchases of property and equipment                     (910)       (3,013)
  Purchases of short-term investments                      -         (66,082)
  Sales/Maturity of short-term investments                 -          41,685
                                                     ---------     ---------
  Net cash used in investing activities                   (910)      (27,410)
                                                     ---------     ---------

Cash flows from financing activities:
  Payments on note payable - related party                (721)          -
  Distributions                                         (2,136)          -
  Proceeds from employee stock purchase and
    option plans                                                       1,247
  Proceeds from the issuance of common stock,
    net of issuance costs                                             23,101
  Tax benefit from employee stock option plan                            762
  Net borrowings on line of credit and term loan         1,211           -
  Other cash flows from financing activities               -             (40)
                                                     ---------     ---------
  Net cash used in financing activities                 (1,646)       25,070
                                                     ---------     ---------

  Net increase in cash and cash equivalents                548         3,249
Cash and cash equivalents, beginning of period             356         2,133
                                                     ---------     ---------
Cash and cash equivalents, end of period             $     904     $   5,382
                                                     =========     =========

Supplemental disclosure of cash payments made for:
  Interest                                           $     170     $       3
  Income taxes                                              40         7,763
                                                     =========     =========

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

         The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. Certain items previously reported have been reclassified to conform with the 1998 presentation. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

Note 2.  DEFERRED INCOME

         The determination of deferred income is based on management's estimate of the services to be performed related to completing the Company's Century Date Compliance projects and Software Quality Services, and is adjusted as additional or new information becomes available.

Note 3.  CHANGE IN ESTIMATE

         During the first quarter of 1998, the Company changed its estimate of depreciable lives for computer equipment and software from five years to three years as a result of continued improvements in technology. This change in estimate reduced third quarter net income by $73,672, or approximately $0.01 per diluted common share, and net income for the first nine months by $208,468, or $0.02 per diluted common share.

Note 4.  CAPITAL STOCK AND EARNINGS PER SHARE

         The company's basic and diluted per share amounts for the three months and nine months ended September 30, 1997 and 1998 are as follows:



                                                            THREE MONTHS ENDED
                                 ---------------------------------------------------------------------------
                                         SEPTEMBER 30,1997                         SEPTEMBER 30,1998
                                 ----------------------------------      -----------------------------------
                                   INCOME                 PER SHARE        INCOME                   PER SHARE
                               (IN THOUSANDS)   SHARES     AMOUNT      (IN THOUSANDS)   SHARES       AMOUNT
                                ------------    ------    ---------     ------------    ------      --------
HISTORICAL
Historical Basic EPS:              $ 1,997      9,701,100        $ 0.21      $ 2,943     13,692,946        $ 0.21
   Income available to
     Common Stockholders
Effect of Dilutive Securities:
   Employee Compensation Plans           -        358,511         (0.01)           -        514,994             -
                                ==========     ==========    ==========   ==========     ==========    ==========
Historical Dilutive EPS:
   Income available to
     Common Stockholders
     plus assumed exercises        $ 1,997     10,059,611        $ 0.20      $ 2,943     14,207,940        $ 0.21
                                ==========     ==========    ==========   ==========     ==========    ==========




                                                             NINE MONTHS ENDED
                                 ---------------------------------------------------------------------------
                                         SEPTEMBER 30,1997                         SEPTEMBER 30,1998
                                 ----------------------------------      -----------------------------------
                                   INCOME                   PER SHARE        INCOME                   PER SHARE
                               (IN THOUSANDS)   SHARES       AMOUNT      (IN THOUSANDS)   SHARES       AMOUNT
                                ------------    ------      ---------     ------------    ------      ---------
HISTORICAL
Historical Basic EPS:              $ 3,734      9,701,100        $ 0.38      $ 7,477     12,938,937        $ 0.58
                                ----------     ----------    ----------   ----------     ----------    ----------
   Income available to
     Common Stockholders
Effect of Dilutive Securities:
   Employee Compensation Plans           -        358,511         (0.01)           -        520,054         (0.02)
                                ----------     ----------    ----------   ----------     ----------    ----------
Historical Dilutive EPS:
   Income available to
     Common Stockholders
     plus assumed exercises        $ 3,734     10,059,611        $ 0.37      $ 7,477     13,458,991        $ 0.56
                                ==========     ==========    ==========   ==========     ==========    ==========



         On May 5, 1998 the Company completed a follow-on offering of 3,315,000 shares of the Company's Common Stock. Of the amount of shares offered, 1,350,000 shares were sold by the Company and 1,965,000 shares were sold by certain shareholders of the Company. The Company received net proceeds (net of the underwriters' discounts and estimated offering expenses) of $23.1 million from the follow-on offering.

         On August 3, 1998 the Company declared a three-for-two share common stock split. Shareholders received one additional share for every two shares held on the record date of August 14, 1998. Distributions of the additional shares began on August 28, 1998. Cash was paid in lieu of fractional shares. All shares and per share amounts reported in this filing have been restated to reflect the three-for-two share common stock split.

NOTE 5 -- LEASE AGREEMENTS

The company leases its office facilities under operating lease agreements which expire at various times through 2004. In addition, the Company leases certain equipment under operating lease agreements.

In addition to the minimum future rental payments, the Company is obligated to pay certain operating expenses relating to its leased properties and equipment. Total expense under operating leases was approximately $472,153 and $776,380 for the nine months ended September 30, 1997 and 1998, respectively.

The following is a schedule of minimum future rental payments required under the operating leases:


Year Ending December 31,
         1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $1,085,494
         2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,183,241
         2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,132,839
         2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,054,077
         2003  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    811,905
                          Thereafter   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    492,884
                                                                                                                   ----------
         Total minimum payments required . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $5,760,440
                                                                                                                   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations as a percentage of revenues:


                                                      Three months              Nine months
                                                   Ended September 30,      Ended September 30,
                                                  ---------------------   ------------------------
                                                    1997        1998         1997         1998

  Revenues                                             100%        100%          100%         100%
  Cost of services                                      59          58            60           59
                                                  ---------   ---------   -----------  -----------
        Gross profit                                    41          42            40           41
                                                  ---------   ---------   -----------  -----------
  Costs and expenses
        Selling                                          9           6             9            6
        Recruiting                                       3           2             3            2
        General and administrative  expenses            14          15            17           15
                                                  ---------   ---------   -----------  -----------
             Total costs and expenses                   26          23            29           23
                                                  ---------   ---------   -----------  -----------
  Operating income                                      15          19            11           18
  Other income                                          (0)          3            (1)           2
                                                  ---------   ---------   -----------  -----------
  Income before income taxes                            15          22            10           20
  Provision for income taxes                             6           9             4            8
                                                  =========   =========   ===========  ===========
  Net income                                             9%         13%            6%          12%
                                                  =========   =========   ===========  ===========



         REVENUES. Revenues increased 58% to $22.4 million and 70% to $62.8 million in the third quarter and first nine months of 1998, respectively, from $14.2 million and $36.9 million for the comparable 1997 periods. The increases in the 1998 periods, versus 1997, were primarily the result of a significant increase in the number of consultants employed by the Company, many of whom completed the entry-level phase of the Information Technology Consultant (ITC) Training Program in 1996, 1997, and 1998 and an increased number of engagements for both new and existing clients. In 1998, a higher proportion of these engagements encompassed project-focused, strategic planning projects yielding higher rates, as compared with 1997.

         GROSS PROFIT. Gross profit increased 60% to $9.4 million in the third quarter of 1998 from $5.9 million in the third quarter of 1997. Gross profit in the first nine months of 1998 increased 77% to $25.9 million from $14.6 million in the first nine months of 1997. Gross profit as a percentage of revenues increased to 42% and 41% in the third quarter and first nine months of 1998, respectively, from 41% and 40% for the comparable 1997 periods. The increases in gross profit were primarily attributable to higher billing rates and higher billing-to-consultant cost ratios, partially offset by management's estimates of the services to be performed related to completing the

Company's projects and Software Quality Services. The higher billing rates were realized as a result of the increase in project-focused, strategic planning projects. The higher billing-to-consultant cost ratio was attributable to both the placement of additional consultants who completed the entry-level phase of the ITC Training Program and additional project managers.

         SELLING EXPENSES. Selling expenses increased 13% to $1.4 million in the third quarter of 1998 from $1.2 million for the comparable 1997 quarter. For the first nine months of 1998, selling expenses increased 16% to $3.8 million from $3.3 million for the comparable 1997 period. This increase was primarily the result of increased sales compensation due to the 58% and 70% increases in sales in the third quarter and first nine months of 1998, respectively. The Company's selling expenses as a percentage of revenues decreased to 6% in both the third quarter and the first nine months of 1998 from 9% in both of the comparable 1997 periods, as a result of a change in the sales commission plan on January 1, 1998.

         RECRUITING EXPENSES. Recruiting expenses remained constant at $0.5 million in the third quarter of 1998, versus the third quarter of 1997. For the first nine months of 1998, recruiting expenses increased 18% to $1.4 million from $1.2 million for the first nine months of 1997. The increase during the nine month period was primarily attributable to the hiring of an increased number of consultants as compared with the corresponding 1997 period.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 62% to $3.3 million and 57% to $9.7 million in the third quarter and first nine months of 1998, respectively, from $2.1 million and $6.2 million for the comparable 1997 periods. The increases were primarily attributable to employees added during the 1998 periods, increased general salaries and management bonuses, expenses related to upgrading and utilizing the Company's network and telecommunications systems, increased professional fees for legal, accounting and investor relations, training costs associated primarily with outside instructors for the entry-level phase of the ITC Training Program, employee functions, and depreciation. The increases in the nine month period were partially offset by charges in the second quarter of 1997, that did not recur in 1998, for non-cash compensation related to the June 2, 1997 grant of employee stock options, and bad-debt expense relating to a client that filed for Chapter 11 bankruptcy.

         OTHER INCOME (EXPENSE). The increase in other income in each of the third quarter and first nine months of 1998, as compared to the equivalent periods in 1997, is primarily attributable to interest earned on investments of available net proceeds from the Company's initial and follow-on public offerings.

         PROVISION FOR INCOME TAXES. The Company's effective tax rate was 40% for both the third quarter and first nine months of 1998. Prior to the initial public offering, the Company elected to be taxed as an S Corporation. As a result, income of the Company was taxable to the shareholders. On October 1, 1997, the Company's S Corporation status was terminated and the Company became a C Corporation.


LIQUIDITY AND CAPITAL RESOURCES

         On October 2, 1997, the Company completed an initial public offering of 4,485,000 shares of the Company's Common Stock. The Company sold 2,400,000 shares in the initial public offering. Net proceeds to the Company from the sale of the 2,400,000 shares were approximately $22.5 million, after deducting underwriting discounts and commissions of $1.8 million and offering expenses of $1.3 million paid by the Company. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

         On May 5, 1998, the Company completed a follow-on public offering of 3,315,000 shares of the Company's Common Stock. The Company sold 1,350,000 shares in the follow-on public offering and received $23.1 million in net proceeds from the sale of such shares.

         The remaining net proceeds of approximately $10.7 million from the initial public offering, together with the $23.1 million from the follow-on public offering, and cash from operations, are being temporarily invested in short-term investment grade securities, certificates of deposit or direct or guaranteed obligations of the United States Government. The Company believes such funds will provide adequate cash to fund its anticipated cash needs for the foreseeable future.

         At September 30, 1998, the Company had approximately $48.8 million of cash and short-term investments and no debt. Receivables were 48 days of revenues at September 30, 1998, versus 42 days of revenues at December 31, 1997.

         On August 3, 1998, the Company declared a three-for-two share common stock split. Shareholders received one additional share for every two shares held on the record date of August 14, 1998. Distribution of the additional shares began on August 28, 1998. Cash was paid in lieu of fractional shares. All shares and per share amounts reported in this filing have been restated to reflect the three-for-two share common stock split.


YEAR 2000

         The Company has established a Year 2000 project team to review the Company's computer hardware, operating system software, computer programs and communications systems for any Year 2000 issues. The Year 2000 plan includes testing the readiness of the Company's Virtual Insourcing Centers.

         The test plan was designed using the same methodology used by the Company in completing its Century Date Compliance engagements. The methodology incorporates four phases including preparation, surveying, planning, and implementation.

         The process of completing the preparation phase has produced the following items for Year 2000 compliance consideration: 1) the Company's internal financial system suite, 2) software that is ancillary to the financial suite, 3) the Company's local and wide area network hardware and software, 4) telecommunications equipment and software, 5) equipment and software used in connecting from the Company's Virtual Insourcing Centers to its clients, and 6) third-party vendors, including building managers and communication line providers.

The following table reflects the methodology phases, and the completion status of each phase as it applies to the items identified by the preparation phase:

---------------------------- ------------------- ----------------------- ----------------------- -----------------------
                                Preparation            Surveying                Planning             Implementation
---------------------------- ------------------- ----------------------- ----------------------- -----------------------
Financial Systems                 Complete              Complete                Complete             Est. Q1 - 1999
---------------------------- ------------------- ----------------------- ----------------------- -----------------------
Ancillary Software                Complete           Est. Q4 - 1998          Est. Q4 - 1998          Est. Q1 - 1999
---------------------------- ------------------- ----------------------- ----------------------- -----------------------
LAN/WAN                           Complete           Est. Q4 - 1998          Est. Q4 - 1998          Est. Q2 - 1999
---------------------------- ------------------- ----------------------- ----------------------- -----------------------
Telecommunications                Complete           Est. Q4 - 1998          Est. Q4 - 1998          Est. Q4 - 1998
---------------------------- ------------------- ----------------------- ----------------------- -----------------------
VIC Connectivity                  Complete           Est. Q4 - 1998          Est. Q4 - 1998          Est. Q2 - 1999
---------------------------- ------------------- ----------------------- ----------------------- -----------------------
Third-party Vendors               Complete              Complete                Complete             Est. Q4 - 1998
---------------------------- ------------------- ----------------------- ----------------------- -----------------------


         As to the Company's financial system suite, the Company has purchased Year 2000 compliant software which will replace its current financial suite. The financial suite is the only information technology system that is expected to have a material impact on the Company's operations. Expected future costs of implementing this system, along with the ancillary systems are expected to be less than $100,000.

         During the remainder of 1998 and into the second quarter of 1999, the project team will continue to employ the Company's methodology to address the Year 2000 issue. Since most of the Company's infrastructure was deployed within the last two years, costs of any remediation for the Year 2000 issues are expected to be immaterial.

         After completion of the described activities, the Company will prepare a contingency plan that will include a designated team to resolve any unforeseen problems that arise as a result of Year 2000 issues.

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

PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

         On October 2, 1997, the Company completed an initial public offering of 4,485,000 shares of the Company's Common Stock. The Company sold 2,400,000 shares in the initial public offering. Net proceeds to the Company from the sale of the 2,400,000 shares were approximately $22.5 million, after deducting underwriting discounts and commissions of $1.8 million and offering expenses of $1.3 million paid by the Company. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

         The remaining net proceeds of approximately $10.7 million from the initial public offering together with the $23.1 million from the May 5, 1998 follow-on public offering, and cash from operations, are being temporarily invested in short-term investment grade securities, certificates of deposit or direct or guaranteed obligations of the United States Government.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SPR Inc.
Date: November 13, 1998                     By: /s/  ROBERT M. FIGLIULO
      -----------------------------             --------------------------------
                                                     Robert M. Figliulo
                                                     Chief Executive Officer and
                                                     Chairman of the Board of
                                                     Directors


Date: November 13, 1998                     By: /s/  STEPHEN J. TOBER
      -----------------------------             --------------------------------
                                                     Stephen J. Tober
                                                     Chief Operating Officer


Date: November 13, 1998                     By: /s/  STEPHEN T. GAMBILL
      -----------------------------             --------------------------------
                                                     Stephen T. Gambill
                                                     Chief Financial Officer