Form 10-K405
period 1998-12-31
SPR INC
filed 1999-03-31
CIK 1026493

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 000-22097

                                    SPR Inc.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                   36-3932665
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)



          2015 SPRING ROAD, SUITE 750, OAK BROOK, ILLINOIS 60523-1874
                    (Address of principal executive offices)

                                 (630) 575-6200
              (Registrant's telephone number, including area code)
                      ------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.01
                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x] No [ ]

As of March 22, 1999, there were 13,847,319 shares of registrant's common stock outstanding and the aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based upon the per share closing price of $4.50 on March 22, 1999, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $44,435,453.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's Annual Meeting of Stockholders to be held in 1999 are incorporated by reference into
Part III hereof. Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Act of 1934.

                                     PART I

ITEM 1.  BUSINESS


COMPANY OVERVIEW

         SPR Inc., a Delaware corporation ("SPR" or the "Company") has over 25 years of experience in providing information technology ("IT") services to clients in a variety of industries, including financial services, healthcare, insurance, manufacturing, oil and gas, transportation and utilities. The Company focuses its marketing efforts on Fortune 1000 companies and other large organizations which have complex IT operations and significant IT budgets. SPR provides its clients with three levels of consulting support which are distinguished by the degree of responsibility the Company assumes: strategic planning, project management and implementation. Within this framework, SPR currently provides outsourcing services through five service offerings: software modernization, mass change, application management, information delivery, and software quality services, in addition to providing general consulting services. SPR believes that this breadth of service and support fosters long-term client relationships, promotes cross-selling opportunities and minimizes the Company's dependence upon any particular service.

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

         The Company maintains its principal executive offices at 2015 Spring Road, Suite 750, Oak Brook, Illinois 60523-1874. Its telephone number is (630) 575-6200. The Company's World Wide Web address is www.sprinc.com. The Company currently has four branch offices located in Oak Brook, IL, Tulsa, Milwaukee and Dallas. The Company has made, and intends to continue to make, significant investments in its systems infrastructure, recruiting organization, training programs and marketing initiatives in an effort to sustain growth. SPR intends to leverage these investments, as well as its operating expertise, by opening additional branch offices.

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

         SPR's solutions focus on the modernization of legacy mainframe systems. SPR believes that the demand for its services remains strong as large institutions seek to protect and maximize the value of their investments in mainframe systems by bringing them up to date and making them accessible to today's newer Internet and distributed desktop systems.

         Based on SPR's experience, many large organizations find it increasingly difficult and costly to internally maintain their existing systems. As providers of IT solutions focus more on the client/server and Internet segments of the market, fewer professionals possess the skills necessary to support and maintain existing mainframe and mid-range systems. The Company believes these factors provide it with a substantial growth opportunity within the IT services industry.

         In addition, the Company believes that clients will continue to maintain and improve their mainframe systems for the following reasons:

         - mainframe systems represent an enormous investment that may prove too risky and expensive to completely replace;

         - mainframe computing is increasingly being used in new ways as Internet/intranet technologies develop;

         - existing mainframe systems are critical to the functioning of clients' businesses as they contain vital business information necessary to build replacement systems; and

         - clients need access to data resident in mainframe computers regardless of the front-end computing platform being used.

BUSINESS AND GROWTH STRATEGIES

         In the course of becoming a leading IT solutions provider, SPR has pursued, and intends to continue to pursue, the following business and growth strategies:

         - Implement Information Technology Consultant (ITC) Training Program. To address the industry-wide shortage of qualified technical consultants, the Company has implemented a comprehensive training program for college graduates with degrees other than in computer science. In addition, SPR, in conjunction with DeVry, Inc., a leading higher education institution specializing in technology, has developed a continuing education program to complement and enhance its consultants' careers and improve their technical skills. SPR believes that the entry-level and continuing education training programs provide SPR with a competitive advantage in attracting, developing and retaining qualified technical consultants. As of December 31, 1998, 284 individuals have entered and successfully completed the entry-level portion of the ITC Training Program.

         - Continue To Focus On Project Management. SPR will continue to focus on increasing its mix of project management and strategic planning engagements. SPR believes that by providing these value-added services, it gains a competitive advantage in assessing its clients' needs and anticipating opportunities to provide additional IT solutions.

         - Leverage Existing Client Base. The Company intends to continue building long-term client relationships. Its record of customer satisfaction and expanded solutions offerings have contributed to its ability to increase the revenues generated from existing clients. The Company derived more than 78% of its revenues in 1998 from 49 clients to which it had provided IT solutions in the prior three consecutive years. The Company intends to further penetrate its existing client base by providing additional service offerings.

         - Develop Additional Virtual Insourcing Centers. In 1996, as part of its outsourcing solutions, SPR established its first Virtual Insourcing Center in Chicago, enabling SPR to provide the full range of its solutions in a company facility rather than at its clients' facilities. Since its initial public offering in October 1997, SPR has doubled the capacity of its Chicago Center and opened and subsequently expanded its capacity in Centers in Tulsa, Dallas and Milwaukee.

         - Focus On Leading Technologies. The Company maintains and continues to build expertise not only in mainframe applications but also in other high-demand technologies, such as Internet/intranet applications, open computing systems, data warehousing and relational database management systems. SPR's expertise in these areas, together with its relationships with software product developers and research institutions, allow SPR to remain on the leading edge of technological development.

SERVICE OFFERINGS

         Since its inception, the Company has provided technical personnel to augment its clients' internal IT departments. Over the past several years, however, the Company has focused its efforts on providing higher-end service offerings. The Company provides its clients with three levels of consulting support which are distinguished by the degree of responsibility the Company assumes: strategic planning, project management and implementation. Within this framework, SPR currently provides outsourcing services through five service offerings:

         - Software Modernization - Enables clients to realize the value of their existing systems, transforming legacy systems into assets. SPR applies a proven methodology to make existing systems more flexible, easier to maintain, and easier to integrate with new technology or other existing systems.

         - Mass Change - Consists of retrofitting existing systems to address the date-coding problem that will be caused by the year 2000, as well as implementing other mass changes to applications and systems and their associated databases, such as the European Community's conversion to the Euro currency and the extension of the number of digits or other characters in zip codes, product codes and account numbers.

         - Application Management - Consists of providing the management, systems maintenance and support of all or part of clients' existing IT applications. Using proprietary service methodologies and third party tools, the Company provides transition planning, engagement management, program maintenance and testing, production support and system improvements.

         - Information Delivery Services - Consists of accessing, analyzing and managing data which currently resides in existing systems. The Company uses its expertise with existing systems and emerging technologies to provide its clients with the ability to retrieve and utilize data resident in existing systems which would otherwise be inaccessible. Services provided include information harvesting, information analysis and information publishing, which incorporate technologies such as OLAP and the Internet/intranet.

         - Software Quality Services - Provides a structure, risk-based testing approach to ensure that a company's software continues to support their business needs.

         In addition, the Company offers general consulting services, which consists of providing technical personnel with expertise in a wide variety of skills and disciplines to augment clients' internal IT departments. Clients' IT departments often require advice and programming skills without the full range of project management support. General Consulting consists of staff augmentation principally for maintenance and development of client/server and mainframe environments.

         The amount of responsibility assumed by the Company generally depends upon a client's internal capabilities and desire to outsource IT functions. Based upon client needs, SPR can provide strategic planning, project management or implementation either at its clients' facilities or off-site at SPR's Virtual Insourcing Centers. SPR employs proven proprietary service methodologies and software analysis tools to deliver these services. SPR bills its clients on either a time and materials or fixed-price basis.

RECRUITING AND TRAINING

         The Company employs 14 full time recruiters, including 4 recruiting managers, who are responsible for recruiting and establishing relationships with qualified technical personnel. Technical personnel meeting the Company's standards are added to a computerized database. Recruiting managers maintain regular contact with technical personnel, monitor their availability and changes in skill levels and update the database, which has been maintained for over 25 years.

         In the first quarter of 1996, the Company implemented its ITC Training Program to address the current shortage of available technical consultants. The Company actively recruits college graduates with degrees other than in computer science, such as music, mathematics and philosophy. Based upon its experience with graduates of the entry-level portion of the training program, the Company believes such individuals have the aptitude to develop the requisite systems and programming skills. The Company enrolls these individuals in an intensive eight-week entry-level training course. Upon completion of training, the Company places these individuals on engagements managed by experienced technicians and project managers. The Company enters into employment agreements with these individuals, whereby the consultants agree to reimburse the Company for some or all of the cost of their training if they leave the Company within four years. As of December 31, 1998, 284 individuals have entered and successfully completed the entry-level training since the commencement of the ITC Training Program course on February 15, 1996. The Company intends to continue to conduct additional training classes. The Company has developed additional training courses in conjunction with DeVry, Inc., a leading higher education institution specializing in technology. These courses offer SPR's consultants advanced training in information technologies. By participating in these advanced training courses, the Company's consultants can attain certification from DeVry and earn credits toward both a master's degree in information technology and an MBA.

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

CLIENT BASE

         The Company serves clients in a diverse range of industries thereby mitigating cyclical effects of any one industry or market. The Company derives an additional level of diversification from certain of its clients. Different operating divisions of a given client may utilize any one or several services offered by SPR, which helps mitigate the risk of customer concentration. During 1998, SPR's largest client, The SABRE Group, accounted for approximately 11% of the Company's revenues.

EMPLOYEES

         As of December 31, 1998, the Company had 680 IT consulting professionals, of whom 651 were employees and 29 were independent contractors. Of these IT consulting professionals were 81 project managers. As of such date, the Company had 294 IT consulting professionals in Chicago, 153 in Tulsa, 188 in Milwaukee and 45 in Dallas, respectively.

         The Company has three categories of IT consultants: Salaried employees, associate employees and independent contractors. Salaried employees are full-time employees of the Company and are eligible for all benefits offered by the Company. Associate employees are eligible for the same benefits offered to salaried employees but are paid on an hourly basis and, as such, are not entitled to paid time off in the form of sick days, personal days or vacation. Approximately 96% of the Company's IT consultants are employees. Independent contractors are not employees of the Company, but are paid on an hourly basis and are not entitled to any benefits offered to Company employees.
Approximately 4% of the Company's IT consultants are independent contractors.

         The Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be good.

COMPETITION

         The market for IT professional services is intensely competitive on local and national levels, and the Company competes frequently with a variety of companies for both the same clients and qualified technical consultants. These companies include: "Big Five" accounting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, general management consulting firms and programming companies. The Company considers large organizations with complex IT needs to be among its primary clients. Within a given market, there are a limited number of such potential clients, some of which have designated only certain IT professional services companies as approved providers of IT professional services. Primary competitive factors for obtaining and retaining clients include price, quality of services, technical expertise and responsiveness to client needs. The primary competitive factors in attracting and retaining qualified candidates as consultants are competitive compensation arrangements and consistent exposure to high quality and varied engagements.

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

ITEM 2.  PROPERTY

         SPR leases its principal executive offices, which are located at 2015 Spring Road, Oak Brook, Illinois 60523-1874, and also leases facilities in Tulsa, Oklahoma, Dallas, Texas, and Milwaukee, Wisconsin. These leases expire on October 31, 2004, May 31, 2004, March 31, 2003 and June 30, 2003, respectively. The Company also leases space in Oak Brook, Illinois, Tulsa, Oklahoma, and Dallas, Texas to house Virtual Insourcing Centers. The leases expire in 2002, 2002, and 2003, respectively. The Company believes it has adequate space to conduct its current business. The Company anticipates, however, that additional space will be required as business expands but believes that it will be able to obtain suitable space as needed. See Note 7 of Notes to Financial Statements.

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


 Part II
 Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters.

(a) The Company's common stock began trading on October 2, 1997 at a price of $10.67 per share. The Company's common stock is quoted on the NASDAQ National Market, under the symbol SPRI. The quarterly range of high and low sales prices, as reported by the NASDAQ National Market, for the fourth quarter of 1997, through March 22, 1999, was as follows:


                                            High     Low
                                            ----     ---
1997 4th Qtr                                13.25    9.17

1998:
1st Qtr                                     23.67   10.67
2nd Qtr                                     23.00   17.17
3rd Qtr                                     25.67   14.00
4th Qtr                                     21.50   12.38

1999 1st Qtr. (through March 22, 1999)      22.44    3.88



     As of March 24, 1999, there were approximately 61 shareholders of record. This number does not include stockholders for whom shares were held in a nominee or street name.

     Except for undistributed S Corporation income earned prior to the initial public offering. The Company has not paid any dividends to date and plans to reinvest its earnings in future growth opportunities. The Company does not anticipate paying cash dividends in the foreseeable future.

(b) The Company's Registration Statement No. 333-32735 covering an initial public offering of 3,719,250 shares of the Company's common stock, $0.01 par value per share (the "Offering"), was declared effective on October 1, 1997. Smith Barney Inc. and Robert W. Baird & Co. Incorporated were the Managing Underwriters of the Offering. Of the shares so registered, the Company sold 2,400,000 shares and certain selling stockholders sold an aggregate of 1,500,000 shares on October 3, 1997. On November 4, 1997, certain selling stockholders sold additional 585,000 shares to the underwriters' exercise of their over-allotment option. All of the shares in the Offering were sold at a price of $10.67 per share for an aggregate offering price of $47,840,000.

     Net proceeds to the Company from the sale of 2,400,000 shares in the Offering was approximately $22.5 million, after deducting underwriting discounts and commissions of $1.8 million and offering expenses of $1.3 million paid by the Company. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

     On May 5, 1998, the Company completed a follow-on public offering of 3,315,000 shares of the Company's Common Stock. The Company sold 1,350,000 shares in the follow-on public offering and received $23.1 million in net proceeds from the sale of such shares.

     The remaining net proceeds of approximately $10.2 million from the Offering, together with the $23.1 million from the follow-on public offering, and cash from operations are being temporarily invested in investment grade securities. The Company intends to use the remaining net proceeds for general corporate purposes, including the expansion of its ITC Training Program, additional virtual insourcing centers, working capital, branch expansion and possible acquisitions of related businesses.


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

                                                                                                Years Ended December 31,
                                                                             -------------------------------------------------------
                                                                                1994         1995       1996        1997       1998
                                                                                ----         ----       ----        ----       ----
 STATEMENT OF OPERATIONS DATA:
  Revenues                                                                   $ 14,797    $ 22,908    $ 32,511    $ 53,422   $ 85,344
  Cost of Services                                                             10,424      15,525      23,287      32,377     50,508
                                                                             --------    --------    --------    --------   --------
   Gross Profit                                                                 4,373       7,383       9,224      21,045     34,836
  Costs and Expenses
   Selling                                                                      1,165       2,141       3,046       4,855      5,275
   Recruiting                                                                     410         777       1,323       1,608      1,827
   Stock-based compensation (1)                                                 6,510      27,987      12,231        --         --
   General and administrative expenses                                          1,334       1,642       3,742       8,438     12,320
                                                                             --------    --------    --------    --------   --------
    Total costs and expenses                                                    9,419      32,547      20,342      14,901     19,422
                                                                             --------    --------    --------    --------   --------
  Operating income (loss)(1)                                                   (5,046)    (25,164)    (11,118)      6,144     15,414
  Other income (expense)                                                          (57)       (109)        (71)         47      2,083
                                                                             --------    --------    --------    --------   --------
  Income (loss) before income taxes (1)                                        (5,103)    (25,273)    (11,189)      6,191     17,497
  Provision for income taxes                                                       75          21           9       1,553      6,999
                                                                             --------    --------    --------    --------   --------
  Net income (loss), as reported (1)                                         $ (5,178)   $(25,294)   $(11,198)   $  4,638   $ 10,498
                                                                             ========    ========    ========    ========   ========

 Historical diluted net income (loss) per share                                          $  (2.61)   $  (1.15)   $   0.43   $   0.77
                                                                                         ========    ========    ========   ========


 Pro forma diluted net income (loss) per common share
   - includes adjustment to recognize "C" corporation provision
     for income taxes (2)                                                                $  (2.72)   $  (1.19)   $   0.30   $   --
                                                                                         ========    ========    ========   ========

Balance Sheet Data (at end of period):
 Cash and short-term investments                                             $  1,083    $  1,109    $    356    $ 21,177   $ 51,113
 Working capital                                                                1,674       2,370       1,194      23,072     58,650
 Total assets                                                                   3,573       5,584       7,131      31,943     71,438
 Long-term debt, less current portion                                           1,841         704         206        --         --
 Total stockholders' equity                                                       326       2,275       2,507      25,530     62,808

 (1) In 1994, Systems Inc. transferred certain assets and liabilities to SPR Chicago and SPR Wisconsin. Inasmuch as such 1994 transactions were among family members within a control group, such transactions have been recorded in the Company's financial statements as if the stockholders of SPR Chicago and SPR Wisconsin received non-cash, stock-based compensation during 1994, 1995 and 1996 in an amount equal to the increase in the estimated value of such companies since 1994. This expense is non-recurring subsequent to October 31, 1996. Such compensation expense is recorded as stock-based compensation with the corresponding credit included in additional paid-in capital. Upon conversion of the Company to a C Corporation upon closing of the Offering, the retained deficit of the Company, which includes the aggregate stock-based compensation expense, was reclassified and netted against additional paid-in capital. See Note 13 of Notes to Financial Statements.

 (2) Prior to the Offering, the Company was an S Corporation and was not subject to Federal and certain state corporate income taxes. The Statement of Operations Data reflects a pro forma provision for income taxes as if the Company had been subject to Federal and state corporate income taxes. The pro forma provision for income taxes is computed by multiplying the effective tax rate times the income (loss) before income taxes adjusted to eliminate the stock-based compensation expense and subtracting income taxes previously recorded.


 Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.


Company Overview

     The Company was founded in 1973 and derives its revenues from providing IT consulting services. SPR principally bills its clients on a time and materials basis and revenues are recognized as services are provided. The Company has occasionally entered into fixed-price billing engagements and may enter into more such engagements in the future. Typically, the Company bills for its services on a biweekly basis to monitor client satisfaction and to manage its outstanding accounts receivable balances. The Company's cost of services consists primarily of consultant compensation and related expenses. Accordingly, the Company's financial performance is substantially affected by billing margins (billable hourly rate less consultant hourly cost) and consultant utilization rates (the ratio of hours billed to total available hours).

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

     Fluctuations in consultant utilization rates result from variations in the amount of unassigned time, which historically has consisted of training, vacation, sick and holiday time and time spent on administrative support activities while between engagements. In order to reduce unassigned time, the Company actively manages the terms of its engagements and matches available consultants to client requirements. Additional factors which vary and impact consultant utilization rate are: the number of entry-level training classes conducted through the Company's ITC Training Program, the amount of time it takes to assign the newly trained consultants, and general industry conditions.

     The Company believes that its business and growth strategies rely in part, upon the availability of qualified technical consultants. The Company has developed a three-to-six year training program targeted at college graduates with degrees other than in computer science. The individuals enrolled in the ITC Training Program are paid a salary commensurate with the salary paid to computer science graduates. Since the commencement of the program on February 15, 1996, 284 individuals have entered and successfully completed the entry-level portion of the ITC Training Program. The Company incurred approximately $1.7, $1.6 and $1.3 million in 1998, 1997 and 1996, respectively, in expenses attributable to the training program, all of which have been expensed as incurred. Employees who complete the entry-level course and are placed on customer engagements generate significantly higher gross margins than the Company's more experienced consultants. Since their cost relative to their billing rate is less than the more experienced consultants, the Company believes that these higher margins will enable it to sustain this training program and conduct additional classes on a regular basis.

     In 1994, Systems Inc. transferred certain assets and liabilities to SPR Chicago and SPR Wisconsin. Inasmuch as such 1994 transactions were among family members within a control group, such transactions have been recorded in the Company's financial statements as if the stockholders of SPR Chicago and SPR Wisconsin received noncash, stock-based compensation during 1994, 1995 and 1996. This compensation expense was allocated to each such period based upon the increase in the estimated fair market value of SPR Chicago and SPR Wisconsin during the respective periods. Compensation expense was calculated as follows:
(i) multiply the number of shares of Common Stock owned by the former stockholders of SPR Chicago and SPR Wisconsin by the estimated market value per share of the Company

(which was estimated at $10.00 per share in 1994 and 1995 and $9.33 per share in 1996); (ii) then subtract the payments made by SPR Chicago and SPR Wisconsin to Systems Inc. on the notes issued in connection with the 1994 transactions and
(iii) then subtract the value of the shares received by the stockholders of SPR Chicago and SPR Wisconsin attributable to such stockholders' interests in Systems Inc. and DataFlex. This expense is non-recurring subsequent to October 31, 1996. Upon the conversion of the Company to a C corporation at the closing of the initial public offering, the retained deficit of the Company, which included the aggregate stock-based compensation expense, was reclassified and netted against additional paid-in capital.

     On June 2, 1997, the Company granted options to purchase 1,228,849 shares of Common Stock at an exercise price of $5.11 per share, of which options to purchase 415,088 shares vested immediately. As a result, non-cash compensation expense related to these vested options of approximately $0.5 million was recorded for the year ended December 31, 1997. The expense related to these vested options is non-recurring subsequent to June 30, 1997. However, through May 2002, the Company will recognize non-cash compensation expense of up to approximately $150,000 per year as additional remaining options to purchase 758,461 shares of Common Stock vest. See Note 14 of Notes to Financial Statements.


Results of Operations

     The following table sets forth selected statements of operations data as a percentage of revenues for the periods indicated:


                                     Percentage of Total Revenues
                                     ----------------------------
                                        Year Ended December 31,
                                        ----------------------
                                        1996     1997     1998
                                        ----     ----     ----
STATEMENT OF OPERATIONS DATA:
Revenues                                  100%    100%   100%
Cost of Services                           72      61     59
                                         ----    ----   ----
    Gross Profit                           28      39     41
Costs and Expenses:
    Selling                                 9       9      6
    Recruiting                              4       3      2
    Stock-based compensation (1)           38      --     --
    General and administrative expenses    11      16     15
                                         ----    ----   ----
              Total costs and expenses     62      28     23
                                         ----    ----   ----
Operating income (loss) (1)               (34)     11     18
Other income (expense)                     --      --      2
                                         ----    ----   ----
Income (loss) before income taxes         (34)     11     20
Provision for income taxes                 --       3      8
                                         ----    ----   ----
Net income (loss), as reported (1)        (34)%     8%    12%
                                         ----    ----   ----


(1) In 1994, Systems Inc. transferred certain assets and liabilities to SPR Chicago and SPR Wisconsin. Inasmuch as such transactions were among family members within a control group, such transactions have been recorded in the Company's financial statements as if the stockholders of SPR Chicago and SPR Wisconsin received non-cash, stock-based compensation during 1994, 1995 and 1996, in an amount equal to the increase in the estimated value of such companies since 1994. This expense is non-recurring subsequent to October 31, 1996. See Note 13 of Notes to Financial Statements.

1998 Compared to 1997

      Revenues. Revenues increased 60% to $85.3 million in 1998 from $53.4 million in 1997. This increase was primarily the result of a significant increase in the number of consultants employed by the Company, many of whom completed the entry-level training program in 1996, 1997, and 1998, and an increased number of engagements for both new and existing clients. In 1998, a higher proportion of these engagements encompassed project-focused engagements, which yield higher billing rates.

      Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits, virtual insourcing center facility costs, training costs for experienced consultants, and travel expenses. Gross profit increased 66% to $34.8 million in 1998 from $21.0 million in 1997. Gross profit as a percentage of revenues increased to 41% in 1998 from 39% in 1997. The increase in gross profit was primarily attributable to higher billing rates and a higher billing-to-consultant cost ratio (which is revenues divided by consultant cost), partially offset by management's estimate of the services to be performed related to completing the Company's projects recorded in 1998 and VIC facility costs. The higher billing rates were realized as a result of the increase in project management engagements and the higher billing ratio was attributable primarily to the placement of consultants who have completed the ITC Training Program.

      Selling Expenses. Selling expenses include the salaries, benefits, commissions, bonuses, travel, entertainment and other direct costs associated with the Company's direct sales force. Selling expenses increased 9% to $5.3 million in 1998 from $4.9 million in 1997. This increase was primarily the result of increased commissions attributable to the 60% increase in sales over the comparable period and to the hiring of 6 additional sales executives in 1998. The Company's selling expenses as a percentage of revenues decreased to 6% in 1998 from 9% in 1997 as a result of a change in the sales commission plan on January 1, 1998.

      Recruiting Expenses. Recruiting expenses consist of costs related to hiring new personnel, which include the salaries, benefits, bonuses and other direct costs of the in-house recruiters, consultant relocation fees, recruiters' travel expenses, and advertising costs. The Company hired 336 consultants in 1998 compared to 384 in 1997. Recruiting expenses increased to $1.8 million in 1998 from $1.6 million in 1997. Total recruiting costs per hire increased to approximately $5,400 in 1998 from approximately $4,200 in 1997.

      General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support staff, leased facilities cost, training costs for the entry level portion of the ITC Training Program, travel expenses related to general and administrative matters, outside professional fees, depreciation and other corporate costs. General and administrative expenses increased 46% to $12.3 million in 1998 from $8.4 million in 1997. This increase was primarily attributable to twelve additional employees, general salary and management bonus increases, expenses related to upgrading and utilizing the Company's network and telecommunications systems, increased professional fees for legal, accounting and investor relations, increased travel expenses, training costs associated with the entry level portion of the ITC training program, employee functions, and depreciation. These increases were partially offset by charges in 1997 for bad debt expense of approximately $0.8 million relating primarily to a client which filed for Chapter 11 bankruptcy protection and $0.2 million in expenses relating to the Company's March 1997, proposed initial public offering that was postponed.

      Other Income (Expense). The increase in other income in 1998, as compared to 1997, is primarily attributable to interest earned on investments of available net proceeds from the Company's initial and follow-on public offerings.

     Provision for Income Taxes. The Company's effective tax rate was 40% for 1998. Prior to the initial public offering, the Company elected to be taxed as an S Corporation. As a result, income of the Company was taxable to the shareholders. On October 1, 1997, the Company's S Corporation status was terminated and the Company became a C Corporation.

1997 Compared to 1996

      Revenues. Revenues increased 64% to $53.4 million in 1997 from $32.5 million in 1996. This increase was primarily the result of revenue generated by the consultants who completed the entry-level training program in 1996 and 1997, and an increased number of engagements for both new and existing clients. A higher proportion of these engagements encompassed strategic planning and project focused engagements, which yield higher billing rates.

      Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel expenses. The Company's gross profit of $9.2 million or 28% of revenues in 1996 increased 128% to $21.0 million or 39% of revenues in 1997. The increase in gross profit was primarily attributable to higher billing rates and a higher billing-to-consultant cost ratio (which is revenues divided by consultant cost), which were realized as a result of the increase in project management engagements and the placement of consultants who completed the entry-level course of the ITC Training Program in 1996 and 1997.

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

      General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support staff, leased facilities cost, training, travel expenses related to general and administrative matters, outside professional fees, depreciation and all other corporate costs. General and administrative expenses increased 126% to $8.4 million in 1997 from $3.7 million in 1996. This increase was primarily attributable to thirteen additional employees, general salary and management bonus increases, non-cash compensation expense of approximately $0.5 million related to the grant of options on June 2, 1997, bad debt expense of approximately $0.8 million relating primarily to a client which filed for Chapter 11 bankruptcy in 1997 and $0.2 million in expenses relating to the Company's March 1997 proposed initial public offering that was postponed until October 1997. Total costs of the March 1997, postponed offering were approximately $0.8 million, of which $0.2 million was expensed in the second quarter of 1997 and $0.6 million was charged against the proceeds of the Offering. Additional factors contributing to this increase include increased rent relating to new office space in Wisconsin, increased depreciation, increased professional fees and training costs associated primarily with outside instructors for the ITC Training Program.

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

Liquidity and Capital Resources

         On October 2, 1997, the Company completed its initial public offering of 3,719,250 shares of the Company's common stock. The Company sold 2,400,000 of such shares.

         Net proceeds to the Company from the sale of 2,400,000 shares in the Offering was approximately $22.5 million, after deducting underwriting discounts and commissions of $1.8 million and offering expenses of $1.3 million paid by the Company. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.


         On May 5, 1998, the Company completed a follow-on public offering of 3,315,000 shares of the Company's Common Stock. The Company sold 1,350,000 shares in the follow-on public offering and received $23.1 million in net proceeds from the sale of such shares.

      The remaining net proceeds of approximately $10.2 million from the Offering, together with the $23.1 million from the follow-on public offering, and cash from operations are being temporarily invested in investment grade securities. The Company intends to use the remaining net proceeds for general corporate purposes, including the expansion of its ITC Training Program, additional virtual insourcing centers, working capital, branch expansion and possible acquisitions of related businesses.

      At December 31, 1998 the Company had approximately $51.1 million of cash and short-term investments. Prior to its initial public offering in October 1997, the Company financed its growth through cash flows from operations, periodically supplemented by borrowings under its line of credit or revolving credit and term loan facilities. Receivables have increased to 52 days of revenues at December 31, 1998 from 42 days of revenues at December 31, 1997.

      Net cash flows provided from operating activities totaled $0.6 million, $5.8 million, and $6.6 million in 1996, 1997, and 1998, respectively. The increase from 1996 to 1997 was primarily a result of an increase in net income, accrued compensation and accounts payable, partially offset by an increase in accounts receivable. The increase from 1997 to 1998 was primarily a result of increases in net income which was reduced by management's estimate of the services to be performed related to completing the Company's projects partially offset by an increase in accounts receivable and deferred taxes. Net cash used in the Company's investing activities, primarily to fund capital expenditures and to purchase investment grade securities in 1997 and 1998, totaled $0.9 million, $20.1 million, and $28.2 million for the years ended 1996, 1997, and 1998, respectively. Net cash provided by (used in) financing activities totaled ($0.5 million), $16.0 million, and $26.6 million in 1996, 1997, and 1998, respectively. Net cash used in financing activities consisted primarily of payments on a note payable to Eugene Figliulo and dividend distributions to stockholders in 1996 and 1997, offset by the net proceeds from the issuance of common stock in 1997 and 1998.

      The Company, subsequent to the initial public offering, has no outstanding debt. The Company believes the net proceeds from such offerings, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs, including funding the Company's growth strategy.

Year 2000

     The Company has established a Year 2000 project team to review the Company's computer hardware, operating system software, computer programs and communications systems for any Year 2000 issues. The Year 2000 plan includes testing the readiness of the Company's Virtual Insourcing Centers.

     The test plan was designed using the same methodology used by the Company in completing its Century Date Compliance engagements. The methodology incorporates four phases including preparation, survey, plan, and implement.

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

     The following table reflects the methodology phases, and the completion status of each phase as it applies to the items identified by the preparation phase:

-------------------------------------------------------------------------------------
                         Preparation     Survey          Plan          Implement
-------------------------------------------------------------------------------------
Financial Systems        Complete        Complete        Complete      Est. Q2 - 1999
-------------------------------------------------------------------------------------
Ancillary Software       Complete        Complete        Complete      Est. Q2 - 1999
-------------------------------------------------------------------------------------
LAN/WAN                  Complete        Complete        Complete      Est. Q2 - 1999
-------------------------------------------------------------------------------------
Telecommunications       Complete        Complete        Complete         Complete
-------------------------------------------------------------------------------------
VIC Connectivity         Complete        Complete        Complete      Est. Q2 - 1999
-------------------------------------------------------------------------------------
Third-party Vendors      Complete        Complete        Complete      Est. Q3 - 1999
------------------------------------------------------------------------------------

     As to the Company's financial system suite, the Company has purchased Year 2000 compliant software which will replace its current financial suite. The financial suite is the only information technology system that is anticipated to have a material impact on the Company. Expected future costs of implementing this system, along with the ancillary systems are expected to be less than $150,000.

     During the first and second quarter of 1999, the project team will continue to employ the Company's methodology to address the Year 2000 issue. Since most of the Company's infrastructure was deployed within the last two years, costs of any remediation for the Year 2000 issues, with the exception of the financial suite and ancillary software, are expected to be immaterial.

     In the event that any of SPR's significant suppliers or clients do not successfully and timely achieve Year 2000 compliance, SPR's business or operations may be adversely affected.

Recent Events

     The Company is currently experiencing a decrease in consultant utilization, which resulted in a decline in gross profit margins from those experienced in 1998. This decreased consultant utilization is a result of general industry conditions and delays of major client projects. As a result, the Company expects to report an operating loss for the quarter. In addition, there has been no growth in consultant headcount in the first quarter of 1999 as a result of the decreased consultant utilization. The Company's billing rate remains stable through the first quarter of 1999 relative to the fourth quarter of 1998.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

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


Quarterly Results of Operations

      The following table sets forth certain unaudited quarterly operating information for each of the periods shown. This data has been prepared on the same basis as the audited financial statements, and in management's opinion, including all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                    1997                                     1998
                                  ----------------------------------------   -------------------------------------
                                  1st Qtr.   2nd Qtr.    3rd Qtr.  4th Qtr.  1st Qtr. 2nd Qtr.  3rd Qtr.  4th Qtr.
                                  --------   --------    --------  --------  -------- --------  --------  --------

Revenue                             $ 10.5    $  12.2   $    14.2  $   16.5  $   19.0 $   21.4  $   22.4 $    22.5
Gross profit                           3.8        4.9         5.9       6.4       7.7      8.8       9.3       9.0
Operating income                       1.0        0.9         2.1       2.1       3.1      3.7       4.2       4.4
Net income                             0.9        0.8         2.0       0.9       2.0      2.5       3.0       3.0
Net income per share --
assuming dilution                   $ 0.08    $  0.08   $    0.20  $   0.07  $   0.16 $   0.19  $   0.21 $    0.21
Pro forma diluted net income per
share --includes an adjustment
to recognize "C" corporation
provision for income taxes          $ 0.06    $  0.05   $    0.12  $      -  $      - $      -  $      - $       -

      Operating results fluctuate based upon the timing of service offering expansion activities, the hiring and training of consultants, the initiation and completion of engagements, the timing of corporate expenditures, and the number of billing days in the respective quarter.


Item 7a. Quantitative And Qualitative Disclosures About Market Risk.

The Company maintains investments in marketable securities. As of December 31, 1998, the aggregate fair value of the Company's marketable securities was $43.9 million.

The Company currently does not invest excess funds in derivative financial instruments.

Item 8.  Financial Statement And Subsequent Data.

      The information in response to this item is included in the financial statements and notes thereto, and the related Report of Independent Public Accountants, appearing on pages F-1 to F-16 of this Form 10-K, and in Item 7 of this Form 10-K under the caption "Quarterly Results of Operations."

Item 9.   Change In Accountants

No change in independent public accountants during the two years ended December 31, 1998.


Part III.

Item 10.   Directors And Executive Officers Of The Registrant

      The information in response to this item is incorporated herein by reference from the sections captioned "Election of Directors" and "Executive Officers" of the Company's definitive Proxy Statement to be filed in connection with the Company's 1999 Annual Meeting of Stockholders (the Proxy Statement").

Item 11.   Executive Compensation

      The information in response to this item is incorporated herein by reference from the section of the Proxy Statement captioned "Executive Compensation."

Item 12.   Security Ownership Of Certain Beneficial Owners And Management

      This information in response to this item is incorporated herein by reference from the section of the Proxy Statement captioned "Principal Stockholders."

Item 13.   Certain Relationships And Related Transactions

      This information in response to this item is incorporated herein by reference from the section of the Proxy Statement captioned "Certain Transactions."


Part IV

Item 14.   Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a)  (1) Financial Statements.

      The following financial statements and notes thereto, and the related Independent Auditors' Report, are filed as part of this form 10-K on pages F-1 to F-16:

         Report of Independent Public Accountants
         Balance Sheets at December 31, 1997 and 1998
         Statements of Operations for the years ended December 31, 1996, 1997, and 1998
         Statements of Stockholders' Equity for the years ended December 31, 1996, 1997, and 1998
         Statements of Cash Flows for the years ended December 31, 1996, 1997, and 1998
         Notes to Financial Statements

    (2) Financial Statement Schedules.

      All financial statement schedules have been omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.


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

    10.4 Amended and Restated Combined Incentive and Non-statutory Stock Option Plan.*

    10.5       Revised form of employee Stock Purchase Plan.*

    10.6       Lease for 2015 Spring Road, Oak Brook, Illinois.*

    10.7       Lease for 400 Mid-Continent Tower, Tulsa, Oklahoma.*

    10.7.1     Third Amendment to Lease for 400 Mid-Continent Tower, Tulsa,
               Oklahoma.*

    10.8       Lease for 100 East Wisconsin Avenue, Milwaukee, Wisconsin.*

    10.9       Sublease for 815 Commerce Drive, Oak Brook, Illinois.*

    10.11      Form of Tax Indemnity Agreement.*

    10.12 Fourth Amendment to Lease for 400 Mid-Continental Tower, Tulsa, Oklahoma. #

    27.1       Financial Data Schedule.



* Incorporated by reference to SPR Inc.'s Registration Statement on Form S-1 (No. 333-32735), which was declared effective by the Securities Exchange Commission on October 1, 1997.

# Incorporated by reference to SPR Inc.'s Form 10-K for the year ending December 31, 1997.


(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed by the Company during the period covered by this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of SPR Inc.:

         We have audited the accompanying balance sheets of SPR Inc. (a Delaware corporation) as of December 31, 1997 and 1998 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPR Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                            ARTHUR ANDERSEN LLP


Chicago, Illinois
February 8, 1999 (except for Note 19, as to which the date is March 17, 1999)

                                    SPR Inc.
                                 Balance Sheets




                                                                                     December 31,
                                                                            ----------------------------
                                                                                1997             1998
                                                                            ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                              $  2,133,357    $  7,207,273
     Accounts receivable, net:
       Trade                                                                   7,832,821      12,779,270
       Other                                                                     239,502         893,752
     Short-term investments                                                   19,043,189      43,905,707
     Prepaid expenses and other                                                  236,721         523,041
     Deferred taxes                                                                 --         1,971,394
                                                                            ------------    ------------
     Total current assets                                                     29,485,590      67,280,437
                                                                            ------------    ------------

Property and equipment, at cost:
     Leasehold improvements                                                      201,741         403,025
     Computer equipment and software                                           1,772,554       3,086,179
     Office furniture and equipment                                              995,732       2,502,443
                                                                            ------------    ------------
                                                                               2,970,027       5,991,647
        Less - accumulated depreciation and amortization                        (696,192)     (2,005,065)
                                                                            ------------    ------------
          Property and equipment, net                                          2,273,835       3,986,582

Deferred taxes                                                                   183,554         171,225

                                                                            ------------    ------------
     Total assets                                                           $ 31,942,979    $ 71,438,244
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $  1,291,951    $  1,466,669
     Dividends payable to stockholders                                           250,510            --
     Income taxes payable                                                      1,323,026            --
     Accrued expenses:
       Payroll and payroll related                                             2,776,526       3,700,970
       Other                                                                     398,894         488,033
     Deferred income                                                                --         2,975,000
     Deferred income taxes                                                       372,400            --
                                                                            ------------    ------------
       Total current liabilities                                               6,413,307       8,630,672
                                                                            ------------    ------------

Commitments and contingencies

Stockholders' equity
     Common stock $0.01 par, 25,000,000 shares authorized, 12,137,057
        and 13,843,442 shares issued and outstanding at December 31, 1997        121,371         138,434
        and 1998, respectively
     Preferred stock, $0.01 par, 3,000,000 shares authorized, no shares
        issued and outstanding                                                      --              --
     Additional paid in capital                                               24,503,801      51,269,440
     Retained earnings                                                           904,500      11,399,698
                                                                            ------------    ------------
       Total stockholders' equity                                             25,529,672      62,807,572
                                                                            ------------    ------------
     Total liabilities and stockholders' equity                             $ 31,942,979    $ 71,438,244
                                                                            ============    ============

The accompanying notes to financial statements are an integral part of these statements.

                                    SPR Inc.
                            Statements of Operations

                                                               Years Ended December 31,
                                                   ---------------------------------------------
                                                         1996           1997            1998
                                                         ----           ----            ----

 Revenues                                          $ 32,510,743    $ 53,421,924    $ 85,343,514
 Cost of services                                    23,287,234      32,376,687      50,507,854
                                                   ------------    ------------    ------------
      Gross profit                                    9,223,509      21,045,237      34,835,660
 Costs and expenses:
      Selling                                         3,046,045       4,855,567       5,275,048
      Recruiting                                      1,323,105       1,608,059       1,827,376
      Stock-based compensation                       12,231,085            --              --
      General and administrative expenses             3,741,574       8,437,804      12,319,835
                                                   ------------    ------------    ------------
         Total costs and expenses                    20,341,809      14,901,430      19,422,259
                                                   ------------    ------------    ------------
 Operating income (loss)                            (11,118,300)      6,143,807      15,413,401
 Other income (expense):
     Interest expense                                  (122,862)       (178,783)         (4,203)
     Interest income                                     39,329         266,851       2,080,420
     Other, net                                          13,176         (41,257)          6,938
                                                   ------------    ------------    ------------
        Total other income (expense)                    (70,357)         46,811       2,083,155
                                                   ------------    ------------    ------------
 Income (loss) before income taxes                  (11,188,657)      6,190,618      17,496,556
 Provision for income taxes                               9,000       1,552,422       6,998,623
                                                   ------------    ------------    ------------
 Net income (loss)                                 $(11,197,657)   $  4,638,196    $ 10,497,933
                                                   ============    ============    ============

Historical basic net income (loss) per share       $      (1.15)   $       0.45    $       0.80
                                                   ============    ============    ============
Historical diluted net income (loss) per share     $      (1.15)   $       0.43    $       0.77
                                                   ============    ============    ============

Pro forma income data:
     Net income (loss) as reported                 $(11,197,657)   $  4,638,196    $       --
     Pro forma adjustment to recognize
        C Corporation provision for income taxes        407,971       1,469,071            --

                                                   ------------    ------------    ------------
     Pro forma net income (loss)                   $(11,605,628)   $  3,169,125    $       --
                                                   ============    ============    ============

Pro forma basic net income (loss) per share        $      (1.19)   $       0.31    $       --
                                                   ============    ============    ============
Pro forma diluted net income (loss) per share      $      (1.19)   $       0.30    $       --
                                                   ============    ============    ============






The accompanying notes to financial statements are an integral part of these statements.

                                    SPR Inc.
                       Statements of Stockholders' Equity



                                                     Common Stock             Additional       Retained         Total
                                            ----------------------------       Paid-in         Earnings     Stockholders'
                                               Shares          Amount          Capital        (Deficit)         Equity
                                               ------          ------          -------        ---------         ------

Balance at December 31, 1995                   9,701,100    $     97,011    $ 34,471,440    $(32,293,868)   $  2,274,583
    Net loss                                        --              --              --       (11,197,657)    (11,197,657)
    Distributions                                   --              --              --          (800,663)       (800,663)
    Stock-based compensation                        --              --        12,231,085            --        12,231,085
                                            ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1996                   9,701,100          97,011      46,702,525     (44,292,188)      2,507,348
    Net income                                      --              --              --         4,638,196       4,638,196
    Employee stock purchase plan                  35,957             360         324,222            --           324,582
    Capitalization of undistributed S
      Corporation earnings in conjunction
      with termination of S Corporation
      election on October 1, 1997                   --              --       (45,444,263)     45,444,263            --
    S Corporation distributions                     --              --              --        (4,885,771)     (4,885,771)
    Employee stock option plan and
       related tax benefits                         --              --           458,886            --           458,886
    Sale of stock in initial public
       offering, net of issuance costs         2,400,000          24,000      22,462,431            --        22,486,431
                                            ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1997                  12,137,057         121,371      24,503,801         904,500      25,529,672
    Net income                                                                                10,497,933      10,497,933
    Employee stock purchase plan                  94,646             946       1,141,285                       1,142,231
    Treasury stock retired                        (2,250)            (23)        (21,243)         (2,735)        (24,001)
    Employee stock option plan and
       related tax benefits                      232,499           2,325       2,557,795            --         2,560,120
    Sale of stock in secondary public
       offering, net of issuance costs         1,350,000          13,500      23,087,750            --        23,101,250
    Other                                         31,490             315              52            --               367
                                            ============    ============    ============    ============    ============
Balance at December 31, 1998                  13,843,442    $    138,434    $ 51,269,440    $ 11,399,698    $ 62,807,572
                                            ============    ============    ============    ============    ============

The accompanying notes to financial statements are an integral part of these statements.

                                    SPR Inc.
                            Statements of Cash Flows


                                                                                               Years Ended December 31,
                                                                                ---------------------------------------------------
                                                                                      1996                1997             1998
                                                                                      ----                ----             ----

Cash flows from operating activities:
     Net income (loss) for the period                                              $ (11,197,657)   $   4,638,196    $  10,497,933
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation and amortization                                                    252,215          435,151        1,364,784
        Deferred taxes                                                                      --            188,846       (2,331,465)
        Expense related to employee stock option plan                                       --            458,886          150,984
        Stock-based compensation                                                      12,231,085             --               --
        Loss on sale of property and equipment                                              --             41,257          239,977
        Increase in accounts receivable, net                                          (1,274,591)      (3,712,391)      (5,600,699)
        (Increase) decrease in prepaid expenses and other                               (334,481)         466,784         (286,320)
        Increase in accounts payable                                                     556,866          332,459          174,718
        Increase (decrease) in accrued expenses and income taxes                        401,807        2,991,658         (559,953)
        Deferred income                                                                     --               --          2,975,000
                                                                                   -------------    -------------    -------------
     Net cash provided by operating activities                                           635,244        5,840,846        6,624,959
                                                                                   -------------    -------------    -------------

Cash flows from investing activities:
        Purchases of property and equipment net of sales                              (1,238,595)      (1,231,084)      (3,317,508)
        Purchases of short-term investments                                                 --       (182,122,189)     (72,880,518)
        Sales/maturity of short-term investments                                            --        163,079,000       48,018,000
        Decrease in notes receivable - other                                              75,000           10,879             --
        Decrease in notes receivable - related parties                                   260,682          181,245             --
                                                                                   -------------    -------------    -------------
     Net cash used in investing activities                                              (902,913)     (20,082,149)     (28,180,026)
                                                                                   -------------    -------------    -------------

Cash flows from financing activities:
        Proceeds from the sale of common stock, net of issuance costs of
           approximately $3,114,000 in 1997 and $1,705,000 in 1998, respectively            --         22,486,431       23,101,250
        Payments on note payable - related party                                      (1,200,000)        (641,266)            --
        Proceeds from employee stock purchase plan                                          --            324,582        1,142,231
        Proceeds from employee stock option plan                                            --               --          1,187,292
        Distributions                                                                   (800,663)      (4,635,261)            --
        Tax benefit from employee stock option plan                                         --               --          1,221,844
        Borrowings on term note payable                                                  250,000             --               --
        Payments on term note payable                                                    (33,995)        (216,005)            --
        Net borrowings on line of credit and term note                                 1,300,000       (1,300,000)            --
        Other cash flows from financing activities                                          --               --            (23,634)
                                                                                   -------------    -------------    -------------
     Net cash provided by (used in) financing activities                                (484,658)      16,018,481       26,628,983
                                                                                   -------------    -------------    -------------
     Net increase (decrease) in cash                                                    (752,327)       1,777,178        5,073,916
Cash and cash equivalents, beginning of period                                         1,108,506          356,179        2,133,357
                                                                                   -------------    -------------    -------------
Cash and cash equivalents, end of period                                           $     356,179    $   2,133,357    $   7,207,273
                                                                                   =============    =============    =============

Supplemental disclosure of cash payments made for:
     Interest                                                                      $     135,792    $     178,783    $       4,203
     Income taxes                                                                          9,000           40,550        9,526,096
                                                                                   =============    =============    =============

Supplemental disclosure of noncash investing an financing activities:
     Investment in equipment through issuance of capitalized lease obligations     $      39,926    $        --      $        --
                                                                                   =============    =============    =============

The accompanying notes to financial statements are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      (a) Business -- Founded in 1973 and headquartered in the Chicago area, SPR Inc. (the Company) provides information technology services to Fortune 1000 companies in a variety of industry groups including transportation, manufacturing, insurance, retail, financial services, healthcare, and energy. These services include General Consulting as well as five outsourcing services:
Software Modernization, Mass Change, Application Management, Information Delivery, and Software Quality Services. The outsourcing services help clients with comprehensive solutions for maintaining, improving and transitioning legacy systems. SPR has offices in Oak Brook, IL, Dallas, Milwaukee, and Tulsa.

      (b) Basis of Presentation -- SPR Inc. was formed on October 29, 1996. During October 1996, Systems and Programming Resources, Inc., Systems & Programming Resources of Tulsa, Inc., SPR-Wisconsin, Inc., SPR Chicago Inc., and Consulting Acquisition, Inc. (d.b.a. DataFlex) merged into SPR Inc. at which time the stockholders of such companies received an aggregate of 9,700,786 shares of common stock of SPR Inc. Systems and Programming Resources, Inc., SPR-Wisconsin, Inc., SPR Chicago Inc., Consulting Acquisition, Inc. and SPR Inc. are under common ownership and control and were accounted for at historical cost as a reorganization of entities under common control (similar to the pooling of interests method of accounting). The merger of Systems & Programming Resources of Tulsa, Inc. into SPR Inc. was accounted for using the pooling of interests method of accounting. The accompanying financial statements of the Company have been prepared to give retroactive effect to the merger.

      (c) Cash and Cash Equivalents -- Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less.

      (d) Accounts Receivable -- Accounts receivable include fees and expenses for services rendered prior to year end which were billed subsequent to year end. Amounts relating to such fees and expenses included in accounts receivable are $1,733,359 and $2,320,189 at December 31, 1997 and 1998, respectively. A summary of the activity in allowance for doubtful accounts for the years ended December 31, 1996, 1997, and 1998 is as follows:

                                            Balance at        Charged to                     Balance at
                                            Beginning         Costs and                        End of
                                            Of Year           Expenses       Write-Offs         Year
                                            -------           --------       ----------         ----

1996 Allowance for Doubtful Accounts        $31,900           $45,000          $ 2,501          $ 74,399
1997 Allowance for Doubtful Accounts        $74,399           $852,747         $83,451          $843,695
1998 Allowance for Doubtful Accounts        $843,695          $      -         $     -          $843,695

       (e) Short-term Investments -- The Company invests in investment-grade marketable securities with varying maturities. These securities include municipal bonds and corporate bonds. The Company accounts for its investments using Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Management determines the classification of investments under SFAS No. 115 at the time of purchase and reevaluates such classifications as of each balance sheet date.

The carrying amounts and fair values of the Company's short-term investments are as follows:


                                                               Years Ended December 31,
                                                   ------------------------------------------------------
                                                             1997                        1998
                                                   --------------------------  --------------------------
                                                    Amortized     Aggregate      Amortized    Aggregate
                                                    Cost Basis    Fair Value     Cost Basis   Fair Value
                                                   ------------  ------------  ------------  ------------
Held-to-maturity:
   Federal bank and mortgage debt                  $ 5,928,189   $ 5,927,355   $      --     $      --
   Euro currency                                     1,100,000     1,100,000          --            --
   U.S. corporate notes maturing within 1 year            --            --      17,655,707    17,640,942
                                                   -----------   -----------   -----------   -----------

      Total held-to-maturity                         7,028,189     7,027,355    17,655,707    17,640,942
                                                   -----------   -----------   -----------   -----------
Available-for-sale:
   U.S. corporate notes maturing after 10 years       6,015,000     6,015,000    12,700,000    12,700,000

   Municipal obligations maturing after 10 years      6,000,000     6,000,000    13,550,000    13,550,000
                                                    -----------   -----------   -----------   -----------

      Total available-for-sale                       12,015,000    12,015,000    26,250,000    26,250,000
                                                    -----------   -----------   -----------   -----------


Total short-term investments                        $19,043,189   $19,042,355   $43,905,707   $43,890,942
                                                    ===========   ===========   ===========   ===========


The following schedule shows the components of total investment income at December 31, 1997 and 1998:

                               December 31,
                         ------------------------
                            1997          1998
                         -----------   ----------
Interest Income           $  244,506   $1,918,893

Dividend Income                8,997       13,696
                          ----------   ----------
Total Investment Income   $  253,503   $1,932,589
                          ==========   ==========

      (f) Revenue Recognition -- Revenues are recognized as the related services are performed. Clients are generally billed on a time and materials basis. In June 1997, the Company entered into a fixed-price billing engagement. Services on this engagement commenced in July 1997. The Company accounts for this engagement under the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contract to measure the stage of completion. The cumulative effects of revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring the revision become known. Approximately 4% of total revenues were generated from the fixed-price engagement during 1998. At December 31, 1998, the engagement has been substantially completed.

      (g) Property and Equipment -- Property and equipment are stated at cost. Expenditures for repair and maintenance are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method. The estimated useful lives used in computing depreciation and amortization are as follows:

                  ASSET DESCRIPTION                                              ASSET LIFE
                  -----------------                                              ----------
         Leasehold improvements . . . . . . . . . . . . . . . . . . . . Shorter of lease term or estimated useful life of the asset
         Computer equipment and software  . . . . . . . . . . . . . . . 3 years
         Office furniture and equipment . . . . . . . . . . . . . . . . 5 years


      (h) Deferred Income -- The determination of deferred income is based on management's estimate of the services to be performed related to completing century date compliance projects and is adjusted as additional or new information becomes available.

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

       (l) Pro forma net income and net income (loss) per share -- The pro forma net income (loss) and net income (loss) per share include a provision for federal and state income taxes as if the Company had been a C Corporation for all periods presented.

      (m) Reclassifications -- Certain prior year amounts have been reclassified to conform to the current year's presentation.


NOTE 2 -- BUSINESS SEGMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company has no separately reportable segments in accordance with this standard. Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net revenues by service offering. Amounts for the years ended December 31, 1996, 1997, and 1998 are shown in the table below.


                                                                December 31,
                              ------------------------------------------------------------------------------------
                                        1996                          1997                         1998
                              --------------------------   -------------------------   ---------------------------
                                 Revenues          %           Revenues         %           Revenues         %
                              ----------------  --------   ----------------- --------   ----------------- --------
Century date compliance          $  9,220,569     28.4%        $ 17,215,227    32.2%        $ 33,824,961    39.6%
General consulting                 23,229,184     71.4%          27,630,770    51.7%          30,443,400    35.7%
All other service offerings            60,990      0.2%           8,575,927    16.1%          21,075,153    24.7%
                                 ------------                  ------------                 ------------
Total revenues                   $ 32,510,743                  $ 53,421,924                 $ 85,343,514
                                 ============                  ============                 ============

NOTE 3 -- NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The statement, effective for fiscal years beginning after December 15, 1998, provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for a company's internal use. The Company is evaluating the impact of SOP 98-1, and does not expect the statement to have a material impact on the Company's financial reporting.

NOTE 4 -- CONCENTRATION OF CREDIT RISK

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

During 1997, the Company began performing services for a client which filed for Chapter 11 bankruptcy protection during the third quarter of 1997. This customer accounted for approximately 1%, 8%, and 7% of revenues for the years ended December 31, 1996, 1997, and 1998, respectively. The Company is continuing to perform services for this customer.

The Company's customers are predominantly in the Midwest, with the majority of customers located in Chicago, Tulsa, Milwaukee and Dallas. One customer in the insurance industry accounted for approximately 11%, 12%, and 7% of revenues for the years ended December 31, 1996, 1997, and 1998, respectively. One customer in the transportation industry accounted for approximately 5% and 11% of revenues for the years ended December 31, 1997 and 1998, respectively. The Company has no off balance sheet credit risk.

NOTE 5 -- INCOME TAXES

Prior to the initial public offering of the Company's Common Stock completed on October 1, 1997, "the Offering", the Company included its income and expenses with those of its stockholders for Federal and certain state income tax purposes (an S Corporation election). By this election, income of the Company is taxable to the stockholders. In connection with the Offering, the Company terminated its S Corporation election and converted to a C Corporation. The Company recorded a deferred income tax liability and corresponding income tax expense of $712,000, arising from the change in the Company's tax status and a change from the cash basis to the accrual basis of accounting for tax purposes. Beginning October 1, 1997, the Company provides for deferred income taxes under the asset and liability method of accounting for income taxes. This method requires the recognition of deferred income taxes based upon the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Prior to consummation of the Offering, the Company made a distribution to its existing stockholders of part of the Company's undistributed S Corporation earnings.

The unaudited pro forma provision for income taxes presented on the statements of operations for 1996 and 1997 represents the estimated taxes that would have been recorded had the Company been a C Corporation for income tax purposes for the entirety of those periods. The pro forma provision for income taxes is as follows:

                                    December 31,
                               -----------------------
                                  1996        1997

Federal                        $  369,019   $2,736,725
State                              47,952      284,768
                               ----------   ----------
    Total income tax expense   $  416,971   $3,021,493
                               ==========   ==========




During the fourth quarter of 1997 and all of 1998, the Company was a C Corporation for income tax purposes. The provision for income taxes for the portion of 1997 that the Company was a C Corporation and 1998, includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The provision for income taxes consists of the following:



                                                              December 31,
                                                        ------------------------
                                                           1997            1998
                                                        ------------    -----------
Current:
    Federal                                              $ 1,202,361    $ 7,627,347
    State                                                    161,215      1,702,741
                                                         -----------    -----------
        Total current provision                            1,363,576      9,330,088
Deferred:
    Federal                                                 (445,264)    (1,905,973)
    State                                                    (77,890)      (425,492)
                                                         -----------    -----------
        Total deferred provision                            (523,154)    (2,331,465)
Initial recognition of deferred income taxes
   resulting from change in tax status                       712,000           --
                                                         -----------    -----------
        Total income tax provision                       $ 1,552,422    $ 6,998,623
                                                         ===========    ===========

 Reconciliations of the statutory federal tax rates to the pro forma and actual effective income tax rates are as follows:


                                                                                          December 31,
                                                                     -------------------------------------------------
                                                                         1996                1997                1998
                                                                                    --------------------
                                                                       Pro forma    Pro forma      Actual       Actual
                                                                      -----------   -----------  ---------     -------
Statutory rate                                                             34%          34%          34%           34%
State taxes, net of federal benefit                                         5%           5%           1%            5%
S Corporation income taxed to its shareholders                              -%           -%         (24%)           -%
Income taxes recognized as a result of a change in tax status               -%           -%          11%            -%
Increase in valuation allowance                                             -%           6%           2%            -%
Other                                                                       1%           4%           1%            1%
                                                                          ---          ---          ---           ---
    Effective rate                                                         40%          49%          25%           40%
                                                                          ===          ===          ===           ===

The significant components of the Company's deferred income tax assets and liabilities as of December 31, 1997 and 1998, are as follows:


                                                                   December 31,
                                                         -----------------------------
                                                               1997          1998
                                                         -------------  --------------
Deferred income tax assets:
    Payroll and related                                  $   311,196    $   443,916
    Allowance for doubtful accounts                           75,501        337,478
    Deferred income                                             --        1,190,000
    Stock options                                            153,360        161,458
    Intangibles                                              965,064        852,998
    Depreciation                                                --            9,767
                                                         -----------    -----------
        Total deferred income tax assets                   1,505,121      2,995,617
                                                         -----------    -----------
        Valuation allowance                               (1,321,567)      (852,998)
                                                         -----------    -----------
            Net deferred tax income assets               $   183,554    $ 2,142,619
                                                         ===========    ===========

Deferred income tax liabilities:
    Change in tax accounting method (cash to accrual)    $   356,400    $      --
    Depreciation                                              16,000           --
                                                         ===========    ===========
        Total deferred income tax liabilities            $   372,400    $      --
                                                         ===========    ===========

The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

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


NOTE 6 -- LINES OF CREDIT AND LONG-TERM DEBT

 In June 1997, the Company entered into a loan agreement which provided for a revolving loan facility and a term loan facility. The revolving loan facility allowed for maximum borrowings of the lesser of (a) $2,000,000 less the undrawn face amount of letters of credit or
(b) the borrowing base, as defined, less the undrawn face amount of letters of credit. Interest on revolving loans was at the bank's prime rate (8.5% at December 31, 1997). The revolving loan facility matured in March 1998. The term loan facility provided for maximum borrowings of $2,000,000 for use for certain purposes and was cancelled upon consummation of the initial public offering in October 1997. Interest was payable quarterly at the prime rate plus 1% (9.5% at December 31, 1997). The Company paid off borrowings under these facilities using proceeds from the offering. As of December 31, 1997 and 1998, there were no loans outstanding.

Substantially all assets of the Company were collateral for borrowings under the loan agreement. The agreement contained certain restrictions, prohibiting, among other things, additional indebtedness without the lender's consent. The term loan agreement contained certain covenants including, among others, a requirement of a cash flow coverage ratio of not less than 1.1 to 1.0. As of December 31, 1997, the Company was in compliance with all loan covenants.

NOTE 7 -- LEASE AGREEMENTS

The Company leases its office facilities under operating lease agreements which expire at various times through 2004. In addition, the Company leases certain equipment under operating lease agreements.

In addition to the minimum future rental payments, the Company is obligated to pay certain operating expenses relating to its leased properties and equipment. Total expense under operating leases was approximately $420,000, $684,000, and $990,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The following is a schedule of minimum future rental payments required under the operating leases:

Year Ended December 31,
-----------------------
1999                              $ 1,195,863
2000                                1,255,972
2001                                1,186,005
2002                                1,075,797
2003                                  817,453
Thereafter                            492,884
                                  ===========
Total minimum payments required   $ 6,023,974
                                  ===========



NOTE 8 -- 401(K) PROFIT-SHARING PLAN

The Company has a contributory 401(k) profit-sharing plan (the Plan) covering substantially all full-time employees. The Plan allows participants to contribute up to 15% of their total compensation on a pretax basis, up to a specified amount. Through 1998, the Company was required to contribute annually one-fourth of the first $2,000 of the participants' contributions, up to a maximum of $500 per participant. The total Company contribution was approximately $67,000, $126,000, and $224,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Beginning in 1999, the Company is required to contribute annually one-half of the first 6% of the participants' contributions, up to a maximum of $2,000 per participant.

NOTE 9 -- CHANGE IN ESTIMATE

Effective January 1, 1998, the Company changed its estimate of depreciable lives for computer equipment and software from five years to three years as a result of continued improvements in technology. This change in estimate reduced 1998 net income by approximately $276,295, or approximately $0.02 per diluted common share.

NOTE 10 -- LICENSE AGREEMENT

In October 1995, the Company entered into a nonexclusive agreement with an unaffiliated technical services company operating in New York and other markets where the Company is not currently doing business, whereby the Company licenses its Century Date Compliance methodology. In contracts involving Century Date Compliance in which the unaffiliated company is the prime contractor and the engagement is not handled as a joint venture, the unaffiliated company is obligated to pay SPR Inc. a license fee ranging from 4% to 9% of revenues. For the year ended December

31, 1997 and 1998, the Company was paid approximately $51,000 and $65,000, respectively in license fees.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

      Letter of Credit -- The Company had letters of credit of $100,000 and $78,700 at December 31, 1997 and 1998 as security for a lease agreement. The letter of credit is renewable each year.

      Litigation--In the ordinary course of conducting its business the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will be material to its business, financial position or results of operations.

      Employment Contracts--During 1998, the Company entered into employment contracts with certain employees. The employment contracts provide that in the event of a change in control the employee is entitled to a sum equal to (i) one year of the employee's effective annual base compensation immediately prior to the termination date, plus (ii) an amount equal to the prior year's cash bonus, plus (iii) cash value in the health plan. If a change in control occurred, as defined, at December 31, 1998, the Company's total commitment under the employment contracts would be approximately $2,300,000.

NOTE 12 -- BUSINESS COMBINATION

During October 1996, SPR Inc. acquired by merger all the common stock of Systems & Programming Resources of Tulsa, Inc. in exchange for 1,809,388 shares of SPR Inc.'s common stock. This company provides information technology services to clients in a variety of industry groups. The transaction was accounted for as a pooling of interests, and accordingly, the financial statements for all periods presented have been restated to include the accounts of this company.

Revenues and net income, net of intercompany eliminations of the separate companies for the periods preceding the acquisition were:



                                                                SPR INC. INCLUDING
                                                             SYSTEMS AND PROGRAMMING                SYSTEMS &
                                                        RESOURCES, INC., SPR-WISCONSIN, INC.,      PROGRAMMING
                                                           SPR CHICAGO INC. AND DATAFLEX       RESOURCES OF TULSA, INC.
                                                           -----------------------------       ------------------------
Ten months ended October 31, 1996

   Revenues . . . . . . . . . . . . . . . . . . . .              $  18,447,117                      $8,128,336
   Net income (loss), net of intercompany
     eliminations . . . . . . . . . . . . . . . . .                (11,265,184)                        541,651


NOTE 13 -- STOCK-BASED COMPENSATION

Systems and Programming Resources, Inc. entered into a series of transactions with stockholders/employees from January 1994, through October 1996. Certain assets and certain liabilities were transferred to SPR Chicago Inc. and SPR-Wisconsin, Inc. during 1994 that were subsequently transferred to SPR Inc. in 1996. Because the transactions were among family members within a control group, the stockholders of SPR Chicago Inc. and SPR-Wisconsin, Inc. were effectively granted a variable compensation arrangement that is measured by the increase in the estimated value of these companies (as determined by management) since 1994. Compensation expense was calculated as follows: (1) multiply the number of shares of Common Stock owned by the former stockholders of SPR Chicago Inc. and SPR-Wisconsin, Inc. by the estimated market value per share of the Company's stock (which was estimated at $9.33 per share in 1996); (2) then subtract the payments made by SPR Chicago Inc. and SPR-Wisconsin, Inc. to the Company on the original acquisition notes; (3) then subtract the value of the shares received by the stockholders of SPR Chicago Inc. and SPR-Wisconsin, Inc. attributable to such stockholders' interests in Consulting Acquisition, Inc. and Systems and Programming Resources, Inc. Compensation expense was allocated to each period presented based on the increase in the estimated market values of SPR Chicago Inc. and SPR-Wisconsin. Inc. which was determined primarily based on revenue growth of each of the respective companies. The final measurement occurred when the relative ownership interests in SPR Inc. were determined in October 1996. The ownership interests of the former stockholders of SPR Chicago Inc. and SPR-Wisconsin, Inc. were collectively 63.99% of the Company as of October 1996. Compensation expense relating to this arrangement is recorded in the accompanying statements of operations as stock-based compensation with the corresponding credit included in additional paid-in-capital.

NOTE 14 -- STOCK PLANS

DESCRIPTION
In November 1996, the Company adopted an Employee Stock Purchase Plan and a Combined Incentive and Non-statutory Stock Option Plan. 750,000 shares of common stock are reserved for issuance under the Employee Stock Purchase Plan and 1,566,378 shares of common stock are reserved for issuance under the Combined Incentive and Non-statutory Stock Option Plan.

The Employee Stock Purchase Plan permits eligible employees, who customarily work more than 20 hours per week and more than five months in any calendar year, to purchase common stock through payroll deductions of up to 20% of their total cash compensation, provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The purchase price is the lesser of 85% of the market value of the common stock on the first or last day of the offering period, as defined.

The Combined Incentive and Non-statutory Stock Option Plan provides that awards may be granted to employees, officers and directors of the Company. Awards may consist of non-statutory stock options and incentive stock options to purchase shares of common stock and stock appreciation rights (SARs). Incentive stock options (ISOs) generally vest over a five-year period at the rate of 20% per year. The exercise price per share of common stock may not be less than 85% (100% in the case of an ISO) of the fair market value of the common stock on the date the option is granted. Options and SARs granted under the option plan must generally be exercised within ten years from the date of grant. In the case of any eligible employee who owns stock possessing more than 10% of the voting power of stock, the exercise price of any ISOs granted may not be less than 110% of the fair market value of the common stock on the date of grant and the exercise period may not exceed five years from the date of grant.



ACTIVITY
Stock option activity for the Company's Combined Incentive and Non-statutory Stock Option Plan for the years ended December 31, 1996, 1997, and 1998 is as follows:


                                 Incentive          Non-statutory
                               Stock Options        Stock Options
                          --------------------    ----------------
                                      Weighted            Weighted
                                       Average            Average
                                      Exercise            Exercise
                          Shares        Price     Shares   Price
                          ------        -----     ------   -----

Outstanding @12/31/95          --         --        --          --

Granted                    645,348    $  8.94    46,991    $   8.94
                        ----------    -------  --------    --------
Outstanding @12/31/96      645,348    $  8.94    46,991    $   8.94

Granted                  1,431,709    $  6.26   489,479    $   5.35
Cancelled/Forfeited     (1,297,745)   $  8.28   (93,982)   $   8.28
                        ----------    -------  --------    --------
Outstanding @12/31/97      779,312    $  5.11   442,488    $   5.11

Granted                    221,175    $ 18.55      --           --
Exercised                 (111,663)   $  5.11  (120,836)   $   5.11
Cancelled/Forfeited        (68,501)   $  9.36      --           --
                        ----------    -------  --------    --------
Outstanding @12/31/98      820,323    $  8.38   321,652    $   5.11
                        ==========    =======  ========    ========

The number of options exercisable and the number of options available for grant at December 31, 1996, 1997 and 1998, are shown below:

                                                                       December 31,
                                                   -----------------------------------------------------
                                                        1996               1997               1998
                                                   ---------------    ---------------    ---------------
Options exercisable at year-end                               --            415,088            342,655
Options available for grant at year-end                   874,039           344,578            191,904



The following table summarizes information about stock options outstanding at December 31, 1998:


                                      Options Outstanding                             Options Exercisable
                        --------------------------------------------------      --------------------------------
                                     Weighted Average     Weighted Average                     Weighted Average
 Exercise                 Number        Remaining             Exercise              Number       Exercise
  Price                 of Options   Contractual Life          Price              of Options        Price
  -----                 ----------   ----------------          -----              ----------   ----------------

$   5.11              941,050             8.4 Years          $5.11                 342,655        $5.11
$   10.75              49,800             9.0 Years          $10.75                      0           --
$   21.00             151,125             9.5 Years          $21.00                      0           --
                    ---------                                                      -------
$5.11 -  $21.00     1,141,975             8.6 Years          $7.46                 342,655        $5.11
                    =========                                                      =======



ACCOUNTING

The Company currently utilizes Accounting Principles Board Opinion No. 25 in its accounting for stock plans. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123"). The accounting method as provided in the pronouncement is not required to be adopted; however, it is encouraged. The Company is not adopting the accounting provisions of SFAS No.
123. Had the Company accounted for its stock plans in accordance with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 1996, 1997, and 1998, would have been shown as the pro forma amounts indicated below:

                                                Years Ended December 31,
                                       ---------------------------------------------
                                            1996              1997             1998
                                            ----              ----             ----
Net income (loss) (a)                  $(11,605,628)   $  3,169,125    $   10,497,933
SFAS No. 123 adjustment (net of tax)       (117,720)       (721,168)         (593,100)
                                       ------------    ------------    --------------
Proforma net income (loss)             $(11,723,348)   $  2,447,957    $    9,904,833
                                       ============    ============    ==============

Pro forma basic EPS                    $      (1.21)   $       0.24    $         0.75
Pro forma diluted EPS                  $      (1.21)   $       0.23    $         0.73

     (a) The amounts shown in 1996 and 1997 are pro forma net income amounts adjusted to recognize the tax impacts of the Company's conversion to a C Corporation.

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years. Compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the pro forma effect of stock options, the fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model, assuming:

                                              Options Granted During:
                                -----------------------------------------------------
                                    1996               1997               1998
                                --------------    ----------------   ----------------
Volatility                          40.0%              41.0%              55.0%
Dividend yield                       0.0%               0.0%               0.0%
Risk-free interest rate              6.1%               6.5%               5.4%
Expected life in years                 5                  5                  5


The weighted average fair values of options granted under the Company's Combined Incentive and Non-Statutory Stock Option Plan for the years ended December 31, 1996, 1997, and 1998, were $4.36, $3.06, and $9.87, respectively.

For purposes of determining the pro forma effect of the Employee Stock Purchase Plan purchase rights, the fair value of each purchase right is estimated on the date of grant based on the Black-Scholes option pricing model, assuming:

                                                          Employee Stock Purchase Plan
                                                         Purchase Rights Issued During:
                                                       -----------------------------------
                                                           1997                 1998
                                                       --------------      ---------------
Volatility                                                 41.0%               55.0%
Dividend yield                                              0.0%                0.0%
Risk-free interest rate                                     5.3%              5.2%-5.4%
Expected life in months                                       3                   6


The weighted average fair value of purchase rights issued under the Company's Employee Stock Purchase Plan for the years ended December 31, 1997 and 1998 was $2.50 and $4.71, respectively.

NOTE 15 --- EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations to basic earnings per share and diluted earnings per share. The Company adopted SFAS No. 128 in December 1997, and has retroactively restated all periods presented. Basic earnings per common share are based on the average quarterly weighted average number of shares of common stock outstanding. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options.

Under the requirements of SFAS No. 128, the Company's basic and diluted per share amounts for the years ending December 31, 1996, 1997, and 1998 would be as follows:

                                                                      Year Ended December 31,
                                 --------------------------------------------------------------------------------------------------
                                               1996                               1997                             1998
                                 ---------------------------------    -----------------------------    ----------------------------
                                   Income       Shares   Per Share    Income    Shares    Per Share    Income    Shares   Per Share
                                  (000's)       (000's)    Amount     (000's)   (000's)    Amount      (000's)   (000's)    Amount
                                  -------       -------    ------     -------   -------    ------      -------   -------    ------
Basic EPS (a):                   $(11,606)      9,701   $  (1.19)   $  3,169     10,306   $   0.31    $ 10,498     13,144   $  0.80

   Income available to
      Common Stockholders
Effect of Dilutive Securities:
   Employee Compensation Plans        --          --         --         --          363      (0.01)        --         497     (0.03)
                                --------------------------------    ------------------------------    -----------------------------
Dilutive EPS:
   Income available to
      Common Stockholders
      plus assumed exercises     $(11,606)      9,701   $  (1.19)   $  3,169     10,669   $   0.30    $ 10,498     13,641   $  0.77

                               =================================    ==============================    ==============================


           (a) The amounts shown in 1996 and 1997 are pro forma net income amounts adjusted to recognize the tax impacts of the Company's conversion to a "C" Corporation.

NOTE 16 --- RELATED PARTY TRANSACTIONS

The Company paid approximately $80,000, $480,000 and $340,000 during 1996, 1997, and 1998, respectively, in fees to a law firm having a partner who is a stockholder of the Company and who is a brother of certain executive officers of the Company. A portion of the fees paid in 1997 and 1998 related to services performed by such firm in connection with the 1996 mergers and the 1997 and 1998 offerings.

During 1998, the Company paid approximately $314,000 to a higher education company having a president and chief operating officer who is a director of the Company.

NOTE 17 -- FOLLOW-ON PUBLIC OFFERING

On May 5, 1998, the Company completed a follow-on public offering of 3,315,000 shares of the Company's Common Stock. The company sold 1,350,000 shares in the follow-on public offering and received $23.1 million in net proceeds from the sales of such shares.

NOTE 18 -- STOCK SPLITS

On September 26, 1997, the Company's Board of Directors approved a 1.044-to-1 split of the Company's common stock in the form of a stock dividend. All common stock and per share amounts have been adjusted retroactively to give effect to this stock split.

On August 3, 1998, the Company's Board of Directors approved a three-for-two share common stock split. Shareholders received one additional share for every two shares held on the record date of August 14, 1998. Distribution of the additional shares began on August 28, 1998. Cash was paid in lieu of fractional shares. All shares and per share amounts reported in this filing have been restated to reflect the three-for-two share common stock split.


NOTE 19 -- SUBSEQUENT EVENTS

On January 11, 1999, the Company and Metamor Worldwide, Inc. ("Metamor") announced a merger of the two entities. The transaction was to be structured as a pooling-of-interest, tax-free merger. Each of the Company's common shares were to be exchanged for 0.8 shares of Metamor's common stock, which would have resulted in 77 percent of the combined company being owned by Metamor shareholders and 23 percent being owned by SPR shareholders. On March 15, 1999, the Company and Metamor announced that the companies entered into a consensual termination agreement whereby the proposed merger was terminated.

On March 17, 1999, the Company announced a plan to purchase up to 1.5 million of its shares of common stock under a stock repurchase program. The quantity to be purchased and targeted price will be determined daily, based on management's discretion.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on March 30, 1999 on its behalf by the undersigned, thereunto duly authorized.

                                                  SPR Inc.


                                                  By:  /s/ ROBERT M. FIGLIULO
                                                       ----------------------
                                                       Robert M. Figliulo
                                                       Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ ROBERT M. FIGLIULO              Chief Executive Officer and Chairman of
---------------------------           the Board of Directors (Principal
    Robert M. Figliulo                Executive Officer)




/s/ STEPHEN J. TOBER                Chief Operating Officer and Director
---------------------------           (Principal Financial Officer)
    Stephen J. Tober



/s/ STEPHEN T. GAMBILL              Vice President and Chief Financial Officer
---------------------------           (Principal Accounting Officer)
    Stephen T. Gambill



/s/ DAVID A. FIGLIULO               Executive Vice President and Director
---------------------------
   David A. Figliulo



/s/ RONALD L. TAYLOR                Director
---------------------------
    Ronald L. Taylor



                                    Director
---------------------------
    Sydnor W. Thrift, Jr.



                                    Director
---------------------------
    David P. Yeager