Form 10-Q
period 1999-03-31
SPR INC
filed 1999-05-14
CIK 1026493

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-22097

                                    SPR INC.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                             36-3932665
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                         Identification Number)

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

         As of May 13, 1999 the registrant had 13,369,127 outstanding shares of common stock, par value $0.01 per share.

================================================================================

                                    SPR Inc.
                                    FORM 10-Q
                  For the quarterly period ended March 31, 1999
                                Table of Contents


PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Unaudited Condensed Balance Sheets - March 31, 1999
          and December 31, 1998

          Unaudited Condensed Statements of Operations  -  Three
          Months Ended March 31, 1999 and 1998

          Unaudited Condensed Statement of Stockholders' Equity - Three Months Ended March 31, 1999

          Unaudited Condensed Statements of Cash Flows - Three Months Ended March 31, 1999 and 1998

          Notes to Unaudited Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

SIGNATURES

                                  SPR Inc.
                     Unaudited Condensed Balance Sheets
                               (in thousands)

                                                   March 31,      December 31,
                                                      1999            1998
                                                   --------       -----------
 Assets
  Cash and cash equivalents                         $ 8,273       $    7,207
  Accounts receivable, net                           11,852           13,673
  Short-term investments                             44,919           43,906
  Deferred taxes and other                            2,628            2,665
  Property and equipment, net                         3,744            3,987
                                                    -------       ----------
 Total assets                                       $71,416       $   71,438
                                                    =======       ==========

 Liabilities and stockholders' equity
  Accounts payable and other                        $ 1,354       $    1,467
  Payroll and other accrued costs                     5,391            4,189
  Deferred Income                                     2,975            2,975
  Stockholders' equity
   Common stock                                         138              138
   Additional paid in capital                        51,351           51,269
   Retained earnings                                 10,915           11,400
   Treasury stock - at cost                            (708)             -
                                                    -------       ----------
  Total stockholders' equity                         61,696           62,807
                                                    -------       ----------
 Total liabilities and stockholders' equity         $71,416       $   71,438
                                                    =======       ==========


 See notes to unaudited condensed financial statements.

                                    SPR Inc.
                  Unaudited Condensed Statements of Operations
                    (in thousands, except per share amounts)


                                                          Three months
                                                        Ended March 31,
                                                     ----------------------
                                                        1999         1998
                                                        ----         ----
 Revenues                                            $  16,491    $  19,019
 Cost of services                                       13,148       11,321
                                                     ---------    ---------
  Gross profit                                           3,343        7,698
                                                     ---------    ---------
 Costs and expenses
  Selling                                                1,330        1,168
  Recruiting                                               444          449
  General and administrative  expenses                   2,975        3,027
                                                     ---------    ---------
 Total costs and expenses                                4,749        4,644
                                                     ---------    ---------
 Operating income (loss)                                (1,406)       3,054
                                                     ---------    ---------
 Interest income                                           598          316
                                                     ---------    ---------
 Income (loss) before income taxes                        (808)       3,370
 Provision (benefit) for income taxes                     (323)       1,348
                                                     ---------    ---------
 Net income (loss)                                   $    (485)   $   2,022
                                                     =========    =========
 Historical basic net income (loss) per share        $   (0.04)   $    0.17
                                                     =========    =========
 Historical diluted net income (loss) per share      $   (0.04)   $    0.16
                                                     =========    =========


 See notes to unaudited condensed financial statements.

                                    SPR Inc.
                       Statement of Stockholders' Equity
                                 (in thousands)


                                                                                   Common Stock
                                       Common Stock     Additional                  In Treasury          Total
                                      ---------------    Paid-in      Retained    ---------------    Stockholders'
                                      Shares   Amount    Capital       Earnings   Shares   Amount       Equity
                                      ------   ------   ----------    ---------   ------   ------    ------------
 Balance at December 31, 1998         13,843   $  138   $   51,269    $  11,400      -     $  -       $    62,807
  Net loss                               -        -            -           (485)     -        -              (485)
  Exercise of stock options and
    related tax benefits                   4      -             82          -        -        -                82
  Treasury stock acquired                -        -            -            -        150     (708)           (708)
                                      ------   ------   ----------    ---------   ------   ------    ------------
 Balance at March 31, 1999            13,847   $  138   $   51,351    $  10,915      150   $ (708)    $    61,696
                                      ======   ======   ==========    =========   ======   ======    ============


 See notes to unaudited condensed financial statements.

                                    SPR Inc.
                            Statements of Cash Flows
                                 (in thousands)

                                                                     Three months
                                                                   Ended March 31,
                                                                  ------------------
                                                                    1999       1998
                                                                    ----       ----
Cash flows from operating activities:
  Net income (loss) for the period                                $  (485)   $ 2,022
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization                                      403        273
   Deferred taxes                                                     -         (104)
   Expense related to grant of stock options                           38         37
   Impairment loss on equipment                                       -          217
   (Increase) decrease in accounts receivable, net                  1,821     (1,766)
   (Increase) decrease in prepaid expenses and other                   37        (81)
   Decrease in accounts payable and other                            (113)      (379)
   Increase in accrued expenses                                     1,202      2,576
                                                                  -------    -------
  Net cash provided by operating activities                         2,903      2,795
                                                                  -------    -------
Cash flows from investing activities:
  Purchases of property and equipment                                (160)      (572)
  Purchases of short-term investments                             (13,983)   (16,248)
  Sales/maturity of short-term investments                         12,970     16,095
                                                                  -------    -------
  Net cash used in investing activities                            (1,173)      (725)
                                                                  -------    -------
Cash flows from financing activities:
  Treasury stock acquired                                            (708)       -
  Proceeds from employee stock option plan                             24        -
  Tax benefit from employee stock option plan                          20        -
                                                                  -------    -------
  Net cash used in financing activities                              (664)       -
                                                                  -------    -------
  Net increase in cash                                              1,066      2,070
Cash and cash equivalents, beginning of period                      7,207      2,133
                                                                  -------    -------
Cash and cash equivalents, end of period                          $ 8,273    $ 4,203
                                                                  =======    =======
Supplemental disclosure of cash payments made for:
  Interest                                                        $   -      $   -
  Income taxes                                                        550      1,368


 See notes to unaudited condensed financial statements.

                                    SPR Inc.

                          Notes to Unaudited Condensed
                              Financial Statements


Note 1.  Interim Financial Statements

         The accompanying unaudited interim condensed financial statements of SPR Inc. (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998 in the Company's annual report on Form 10-K.

         The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. Certain items previously reported have been reclassified to conform with the 1999 presentation. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Business Segments

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company has no separately reportable segments in accordance with this standard. Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net revenues by service offering. Amounts for the quarters ended March 31, 1999 and 1998, are shown in the table below:


                                                   March 31,
                                -----------------------------------------------
                                         1999                     1998
                                ----------------------   ----------------------
                                   Revenues                 Revenues
                                (in thousands)     %     (in thousands)     %
                                -------------    -----   -------------    -----
Cenury date compliance             $  4,745      28.8%       $  8,940     47.0%
General consulting                    5,959      36.1%          7,564     39.8%
Software quality services             2,145      13.0%              -      0.0%
Application management                1,926      11.7%            586      3.1%
All other service offerings           1,716      10.4%          1,929     10.1
                                   --------                  --------
Total revenues                     $ 16,491                  $ 19,019
                                   ========                  ========

[CAPTION]Note 3.  Capital Stock and Earnings Per Share

         The Company's basic and diluted per share amounts for the three months ended March 31, 1999 and 1998 are as follows:

                                                                    Three Months Ended
                                      -----------------------------------------------------------------------------
                                                 March 31, 1999                           March 31, 1998
                                      -------------------------------------   -------------------------------------
                                            Loss                   Per Share      Income                    Per Share
                                      (in thousands)    Shares       Amount   (in thousands)    Shares       Amount
                                      --------------    ------      -------   --------------    ------       ------
Historical
----------
Historical Basic EPS:
 Income available to
   Common Stockholders                  $    (485)     13,846,387    $(0.04)      $2,022       12,137,057     $0.17
Effect of Dilutive Securities:
 Employee Compensation Plans                    -               -         -           -           493,478     (0.01)
                                        ---------      ----------    ------       ------       ----------     -----
Historical Dilutive EPS:
 Income available to
   Common Stockholders
   plus assumed exercises               $    (485)     13,846,387    $(0.04)      $2,022       12,630,535     $0.16
                                        =========      ==========    ======       ======       ==========     =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The following table sets forth, for the periods indicated, selected statements of earnings as a percentage of revenues:


                                                     Three months
                                                    Ended March 31,
                                                    --------------
                                                     1999    1998
                                                     ----    ----
Revenues                                             100%     100%
Cost of services                                      80       60
                                                    ------   -----
 Gross profit                                         20       40
                                                    ------   -----
Costs and expenses
 Selling                                               8        6
 Recruiting                                            3        2
 General and administrative expenses                  18       16
                                                    ------   -----
   Total costs and expenses                           29       24
                                                    ------   -----
Operating income (loss)                               (9)      16
Interest income                                        4        2
                                                    ------   -----
Income (loss) before income taxes                     (5)      18
Provision (benefit) for income taxes                  (2)       7
                                                    ------   -----
Net income (loss)                                     (3)%     11%
                                                    ======   =====

         Revenues. Revenues decreased 13% to $16.5 million in the first quarter of 1999 from $19.0 million for the comparable 1998 quarter. The decrease in the first quarter of 1999 was primarily the result of earlier than expected project completions, delays in beginning new client projects, and general industry conditions. The Company's billing rate per hour increased 14% in the first quarter of 1999 from the comparable 1998 quarter and has remained constant from the fourth quarter of 1998.

         Gross Profit. Gross profit decreased 57% to $3.3 million in the first quarter of 1999 from $7.7 million in the first quarter of 1998. Gross profit as a percentage of revenues decreased to 20% in the first quarter of 1999 from 40% for the comparable 1998 quarter. The decrease in gross profit was primarily attributable to a decrease in consultant utilization rates. The results for the first quarter of 1998 were negatively impacted by management's estimate of the services to be performed related to completing the Company's century date compliance projects.

         Selling Expenses. Selling expenses increased 14% to $1.3 million in the first quarter of 1999 from $1.2 million for the comparable 1998 quarter. The Company's selling expenses as a percentage of revenues increased to 8% in the first quarter of 1999 from 6% for the comparable 1998 quarter. The increase was primarily the result of increased sales executive compensation due to the increase in the sales force to 26 in the first quarter of 1999 from 17 in the first quarter of 1998.

         Recruiting Expenses. Recruiting expenses were approximately $0.4 million in the first quarter of 1999 and 1998. Hiring during the first quarter of 1999 consisted only of project-specific skill sets required on client engagements.

         General and Administrative Expenses. General and administrative expenses were approximately $3.0 million in the first quarter of 1999 and 1998. Increased expenses in the first quarter of 1999 for internal technology, office space, telephones, depreciation, and merger-related costs for travel, legal and accounting fees were offset by decreases in expenses for management bonuses, and training costs associated with the entry-level portion of the Information Technology Consultant (ITC) Training Program.

         Interest Income. Interest income increased to $0.6 million in the first quarter of 1999 from $0.3 million for the comparable 1998 quarter. The increase in other income in the first quarter of 1999 was primarily attributable to interest earned on the investment of funds received in the May 5, 1998 follow-on offering and funds generated from operations.

         Provision (benefit) for Income Taxes. The Company's effective tax rate was 40% for the first quarter of 1999 and 1998.

Liquidity and Capital Resources

      The remaining net proceeds of approximately $9.4 million from the Company's initial public offering, together with the $23.1 million from the follow-on public offering, and cash from operations are being temporarily invested in investment grade securities. The Company intends to use the remaining net proceeds for general corporate purposes, including the expansion of the curriculum of its ITC Training Program, the development of a new service offering related to E-Business strategies, additional virtual insourcing centers, working capital, branch expansion and possible acquisitions of related businesses.

      At March 31, 1999 the Company had approximately $53.2 million of cash and short-term investments. Prior to its initial public offering in October 1997, the Company financed its growth through cash flows from operations, periodically supplemented by borrowings under its line of credit or revolving credit and term loan facilities. Receivables have decreased to 51 days of revenues at March 31, 1999 from 52 days of revenues at December 31, 1998.

      The Company has no outstanding debt. The Company believes the net proceeds from the initial and follow-on offerings, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs, including funding the Company's growth strategy.

Recent Events

      In response to declining consultant utilization rates, the Company implemented a reduction in force on May 3, 1999 at two of its four locations. The reductions amounted to a 14% cut in SPR's consulting professionals. The Company believes that these reductions should reduce costs by approximately $410,000 per month beginning May 15, 1999.

      On March 17, 1999 the Company announced a plan to purchase up to 1.5 million of its shares of common stock under a stock repurchase program. The quantity to be purchased and the targeted price will be determined daily, based upon management's discretion. As of May 13, 1999, the Company has purchased 478,192 shares.


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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

       Exhibit 27 Financial Data Schedule


(b)  Reports on Form 8-K.

(i) Report on Form 8-K filed January 14, 1999 containing a news release dated January 11, 1999 related to a Metamor Worldwide, Inc and SPR Inc. agreement to merge.
(ii) Report on Form 8-K filed March 19, 1999 containing news releases dated March 15, 1999 related to Metamor Worldwide, Inc and SPR Inc. terminating their agreement to merge and separate releases concerning SPR Inc.'s first quarter 1999 financial performance and stock repurchase program.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SPR Inc.

Date:     May 14, 1999              By: /s/  Robert M. Figliulo
      ------------------------          ----------------------------------------
                                        Robert M. Figliulo
                                        Chief Executive Officer and
                                        Chairman of the Board of
                                        Directors

Date:     May 14, 1999              By: /s/  Stephen J. Tober
      ------------------------          ----------------------------------------
                                        Stephen J. Tober
                                        Executive Vice President -
                                        Chief Operating Officer

Date:     May 14, 1999              By: /s/  Stephen T. Gambill
      ------------------------          ----------------------------------------
                                        Stephen T. Gambill
                                        Vice President & Chief Financial Officer