Form 10-Q
period 1999-06-30
SPR INC
filed 1999-08-13
CIK 1026493

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES ECHANGE ACT OF 1934

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


         As of August 11, 1999, the registrant had 13,300,333 outstanding shares of common stock, par value $0.01 per share.

================================================================================

                                    SPR Inc.
                                    FORM 10-Q
                  For the quarterly period ended June 30, 1999
                                Table of Contents



PART  I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements:

          Unaudited Condensed Balance Sheets - June 30, 1999 and December 31,
          1998

          Unaudited Condensed Statements of Operations - Three Months and Six Months Ended June 30, 1999 and 1998

          Unaudited Condensed Statements of Cash Flows - Six Months Ended June 30, 1999 and 1998

          Notes to Unaudited Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                                    SPR Inc.
                       Unaudited Condensed Balance Sheets
                                 (in thousands)


                                             June 30,    December 31,
                                               1999         1998
                                             --------    ------------
Assets:
  Cash and cash equivalents                  $  5,250      $  7,207
  Accounts receivable, net                     11,678        13,673
  Short-term investments                       45,236        43,906
  Deferred taxes and other                      2,446         2,665
  Property and equipment, net                   3,480         3,987
                                             --------      --------
Total Assets                                 $ 68,090      $ 71,438
                                             ========      ========

Liabilities and stockholders' equity:
  Accounts payable and other                 $    989      $  1,467
  Payroll and other accrued expenses            3,915         4,189
  Deferred income                               2,975         2,975
  Stockholders' equity:
    Common stock                                  139           138
    Additional paid-in capital                 51,788        51,269
    Retained earnings                          11,053        11,400
    Treasury stock - at cost                   (2,769)         --
                                             --------      --------
  Total stockholders' equity                   60,211        62,807
                                             --------      --------
Total liabilities and stockholders' equity   $ 68,090      $ 71,438
                                             ========      ========


See notes to unaudited condensed financial statements.

                                    SPR Inc.
                  Unaudited Condensed Statements of Operations
               (in thousands, except per share and share amounts)


                                                         Three months                     Six months
                                                         Ended June 30,                 Ended June 30,
                                                 ----------------------------   ----------------------------
                                                     1999            1998           1999            1998
                                                 ------------    ------------   ------------    ------------
Revenues                                         $     16,694    $     21,420   $     33,185    $     40,439
Cost of services                                       12,721          12,603         25,869          23,924
                                                 ------------    ------------   ------------    ------------
   Gross profit                                         3,973           8,817          7,316          16,515
                                                 ------------    ------------   ------------    ------------
Costs and expenses:
   Selling                                              1,310           1,286          2,640           2,454
   Recruiting                                             344             487            788             936
   General and administrative                           2,740           3,314          5,715           6,340
                                                 ------------    ------------   ------------    ------------
Total costs and expenses                                4,394           5,087          9,143           9,730
                                                 ------------    ------------   ------------    ------------
Operating income (loss)                                  (421)          3,730         (1,827)          6,785
Interest income                                           650             457          1,248             772
                                                 ------------    ------------   ------------    ------------
Income (loss) before income taxes                         229           4,187           (579)          7,557
Provision (benefit) for income taxes                       91           1,675           (232)          3,023
                                                 ------------    ------------   ------------    ------------
Net income (loss)                                $        138    $      2,512   $       (347)   $      4,534
                                                 ============    ============   ============    ============

Net income (loss) per share:
   Basic                                         $       0.01    $       0.19   $      (0.03)   $       0.36
   Diluted                                       $       0.01    $       0.19   $      (0.03)   $       0.35

Weighted average number of shares outstanding:
   Basic                                           13,426,697      12,969,712     13,635,383      12,555,685
   Diluted                                         13,505,067      13,521,163     13,635,383      13,078,309



See notes to unaudited condensed financial statements.

                                    SPR Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)


                                                                       Six Months
                                                                     Ended June 30,
                                                                 ---------------------
                                                                    1999        1998
                                                                 ---------------------
Cash flows from operating activities:
    Net income (loss) for the period                              $   (347)   $  4,534
    Adjustments to reconcile to net income (loss)
        to net cash provided by operating activities:
      Depreciation and amortization                                    795         564
      Expenses related to grant of stock options                        75          75
      Impairment loss on equipment                                    --           217
      (Increase) decrease in accounts receivable, net                1,995      (3,928)
      (Increase) decrease in deferred taxes and other                  219        (816)
      Decrease in accounts payable                                    (478)       (404)
      Increase (decrease) in payroll and other accrued expenses       (274)      2,245
                                                                  --------    --------
Net cash provided by operating activities                            1,985       2,487
                                                                  --------    --------

Cash flows from investing activities:
    Purchases of property and equipment                               (288)     (1,874)
    Purchases of short-term investments                            (23,997)    (63,741)
    Sales/maturity of short-term investments                        22,667      39,980
                                                                  --------    --------
Net cash used in investing activities                               (1,618)    (25,635)
                                                                  --------    --------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net
      of issuance costs                                               --        23,101
    Treasury stock acquired                                         (2,769)       --
    Proceeds from employee stock purchase and option plans             425         904
    Tax benefit from employee stock option plan                         20         291
    Other cash flows from financing activities                        --           (51)
                                                                  --------    --------
Net cash provided by (used in) financing activities                 (2,324)     24,245
                                                                  --------    --------

NET INCREASE (DECREASE) IN CASH                                     (1,957)      1,097
Cash and cash equivalents, beginning of period                       7,207       2,133
                                                                  --------    --------
Cash and cash equivalents, end of period                          $  5,250    $  3,230
                                                                  ========    ========


Supplemental disclosure of cash payments made for:
    Interest                                                      $   --      $      2
    Income taxes                                                       550       5,678
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

         The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. Certain items previously reported have been reclassified to conform with the 1999 presentation. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Business Segments

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company has no separately reportable segments in accordance with this standard. Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net revenues by service offering. Amounts for the three and six months ended June 30, 1999 and 1998, are shown in the table below:


                                     Three Months Ended June 30,                       Six Months Ended June 30,
                            ---------------------------------------------   ---------------------------------------------
                                       1999                   1998                  1999                     1998
                            ----------------------   --------------------   --------------------   ----------------------
                               Revenues                Revenues              Revenues               Revenues
                            (in thousands)    %     (in thousands)   %     (in thousands)    %    (in thousands)     %
                             ------------   -----    ------------  ------   ------------   -----   ------------   -------
Century date compliance       $   4,452      26.7%   $   9,818      45.8%   $   9,198      27.7%   $  18,758      46.4%
General consulting                5,815      34.8%       7,335      34.2%      11,774      35.5%      14,899      36.8%
Software quality services         2,652      15.9%        --         0.0%       4,797      14.5%        --         0.0%
Application management            3,130      18.7%       1,383       6.5%       5,056      15.2%       1,969       4.9%
All other service offerings         645       3.9%       2,884      13.5%       2,360       7.1%       4,813      11.9%
                              ---------              ---------              ---------              ---------
Total revenues                $  16,694              $  21,420              $  33,185              $  40,439
                              =========              =========              =========              =========

Note 3.  Capital Stock and Earnings Per Share

         The Company's basic and diluted per share amounts for the three and six months ended June 30, 1999 and 1998 are as follows:


                                                                 Three Months Ended
                               ---------------------------------------------------------------------------------
                                              June 30,1999                                    June 30,1998
                               ---------------------------------------------------------------------------------
                                  Income                   Per Share     Income                      Per Share
                               (in thousands)   Shares       Amount    (in thousands)    Shares        Amount
                               --------------------------------------  -----------------------------------------
Historical
Historical Basic EPS:
   Income available to
     Common Stockholders         $      138   13,426,697   $     0.01   $    2,512      12,969,712   $     0.19
Effect of Dilutive Securities:
   Employee Compensation Plans         --         78,370         --           --           551,451         --
                                 ----------   ----------   ----------   ----------      ----------   ----------
Historical Dilutive EPS:
   Income available to
     Common Stockholders
     plus assumed exercises      $      138   13,505,067   $     0.01   $    2,512      13,521,163   $     0.19
                                 ==========   ==========   ==========   ==========      ==========   ==========


                                                                    Six Months Ended
                               ---------------------------------------------------------------------------------
                                              June 30,1999                                    June 30,1998
                               ---------------------------------------------------------------------------------
                                  Income                   Per Share     Income                      Per Share
                               (in thousands)   Shares       Amount    (in thousands)    Shares        Amount
                               --------------------------------------  -----------------------------------------
Historical
Historical Basic EPS:
   Income available to
     Common Stockholders         $     (347)   13,635,383   $    (0.03)   $    4,534   12,555,685   $     0.36
Effect of Dilutive Securities:
   Employee Compensation Plans         --            --           --            --        522,624        (0.01)
                                 ----------    ----------   ----------    ----------   ----------   ----------
Historical Dilutive EPS:
   Income available to
     Common Stockholders
     plus assumed exercises      $     (347)   13,635,383   $    (0.03)   $    4,534   13,078,309   $     0.35
                                 ==========    ==========   ==========    ==========   ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The following table sets forth, for the periods indicated, selected statements of earnings as a percentage of revenues:


                                         Three Months       Six Months
                                        Ended June 30,    Ended June 30,
                                        --------------    --------------
                                        1999     1998     1999     1998
                                        ----     ----     ----     ----
Revenues                                100%      100%    100%      100%
Cost of services                         76        59      78        59
                                        ---       ---     ---       ---
 Gross profit                            24        41      22        41
                                        ---       ---     ---       ---
Costs and expenses:
 Selling                                  8         6       8         6
 Recruiting                               2         2       3         2
 General and administrative              16        16      17        16
                                        ---       ---     ---       ---
Total costs and expenses                 26        24      28        24
                                        ---       ---     ---       ---
Operating income (loss)                  (2)       17      (6)       17
Interest income                           4         2       4         2
                                        ---       ---     ---       ---
Income (loss) before income taxes         2        19      (2)       19
Provision (benefit) for income taxes      1         7      (1)        8
                                        ---       ---     ---       ---
Net income (loss)                         1%       12%     (1)%      11%
                                        ===       ===     ===       ===



         Revenues. Revenues decreased 22% to $16.7 million and 17.9% to $33.2 million in the second quarter and first six months of 1999, respectively, from $21.4 million and $40.4 million for the comparable 1998 periods. The decreases in the 1999 periods versus the comparable 1998 periods were primarily the result of earlier than expected project completions, delays in beginning new client projects, and general industry conditions. The Company's billing rate per hour increased 10% in the second quarter of 1999 from the comparable 1998 quarter and has remained constant from the fourth quarter of 1998.

         Gross Profit. Gross profit decreased 55% to $4.0 million in the second quarter of 1999 from $8.8 million in the second quarter of 1998. Gross profit in the first six months of 1999 decreased 56% to $7.3 million from $16.5 million in the first six months of 1998. Gross profit as a percentage of revenues decreased to 24% in the second quarter and to 22% in the first six months of 1999 from 41% for the comparable 1998 periods. The decreases in gross profit were primarily attributable to decreases in consultant utilization rates. The results for the first and second quarters of 1998 were negatively impacted by management's estimate of the services to be performed related to completing the Company's century date compliance projects.

         Selling Expenses. Selling expenses were $1.3 million in the second quarter of 1999 and 1998. For the first six months ended June 30, 1999, selling expenses increased 8% to $2.6 million from $2.5 million for the comparable 1998 period. The Company's selling expenses as a percentage of revenues increased to 8% in the second quarter and the first six months of 1999 from 6% for the comparable 1998 periods. The increase was primarily the result of increased sales executive compensation due to the increase in the sales force from an average of 24 in the first six months of 1999 to an average of 17 in the comparable 1998 period.

         Recruiting Expenses. Recruiting expenses decreased 29% to $0.3 million in the second quarter of 1999 from $0.5 million for the second quarter of 1998. For the first six months of 1999, recruiting expenses decreased 16% to $0.8 million from $0.9 million for the first six months of 1998. Hiring during the first and second quarters of 1999 consisted only of project-specific skill sets required on client engagements.

         General and Administrative Expenses. General and administrative expenses decreased 17% to $2.7 million and 10% to $5.7 million in the second quarter and first six months of 1999, respectively, from $3.3 million and $6.3 million for the comparable 1998 periods. Increased expenses incurred in the second quarter and the first six months of 1999 for internal technology, office space, telecommunications, depreciation, employee functions, and merger-related costs for travel, legal and accounting fees were offset by decreases in expenses for management bonuses and training costs associated with the entry-level portion of the Information Technology Consultant (ITC) Training Program.

         Interest Income. Interest Income increased to $0.7 million and $1.2 million in the second quarter and the first six months of 1999 from $0.5 million and $0.8 million for the comparable 1998 periods. This increase was attributable to interest earned on the investment of funds received in the May 5, 1998 follow-on offering.

         Provision for Income Taxes. The Company's effective tax rate was 40% for the second quarter and the first six months of 1999 and 1998.


Liquidity and Capital Resources

         The remaining net proceeds of approximately $8.9 million from the Company's initial public offering, together with the $23.1 million from the follow-on public offering, and cash from operations are being temporarily invested in investment grade securities. The Company intends to use the remaining net proceeds for general corporate purposes, including the expansion of the curriculum of its ITC Training Program, the development of new service offerings related to E-Business and enterprise application integration strategies, additional virtual insourcing centers, working capital, branch expansion and possible acquisitions of related businesses.

         At June 30, 1999, the Company had approximately $50.5 million of cash and short-term investments.

Receivables have increased to 55 days of revenues at June 30, 1999, from 52 days of revenues at December 31, 1998.

         The Company, subsequent to the initial public offering, has no outstanding debt. The Company believes the net proceeds from such offerings, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs, including funding the Company's growth strategy.

Recent Events

         In response to declining consultant utilization rates, the Company implemented a reduction in force on August 2, 1999, at one of its four locations. The reductions amounted to an approximately 10% cut in SPR's consulting professionals. The Company believes that these reductions should reduce costs by approximately $0.3 million per month.

         On March 17, 1999 the Company announced a plan to purchase up to 1.5 million of its shares of common stock under a stock repurchase program. The quantity to be purchased and the targeted price will be determined daily, based upon management's discretion. As of August 11, 1999, the Company has purchased 635,692 shares.


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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders was held on June 24, 1999.

(b) The Stockholders voted to elect six directors to the Company's Board of Directors.


DIRECTORS                         FOR          AGAINST      WITHHELD
Robert M. Figliulo             12,258,652         --         56,935
Stephen J. Tober               12,257,147         --         58,440
David A. Figliulo              12,259,569         --         56,018
Ronald L. Taylor               12,260,589         --         54,998
Sydnor W. Thrift, Jr           12,259,134         --         56,453
David P. Yeager                12,260,008         --         55,579


(c) The Stockholders voted on a proposal to approve the Company's 1999 Stock Option Plan.


                    FOR          AGAINST    ABSTAIN
                  8,781,204     1,144,123    8,075


(d) The Stockholders voted on a proposal to approve the appointment of Arthur Andersen LLP as independent auditors of the Company for the year ending December 31, 1999.

                    FOR          AGAINST     ABSTAIN
                 12,273,502       39,129      2,956





Item 6.  Exhibits and Reports on Form 8-K.

Exhibits.

                       Exhibit 27 Financial Data Schedule.

(b)   Reports on Form 8-K .

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SPR Inc.

Date: August 11, 1999                    By:  /s/  Robert M. Figliulo
      -----------------                     -----------------------------------
                                         Robert M. Figliulo
                                         Chief Executive Officer and
                                         Chairman of the Board of Directors


Date: August 11, 1999                    By: /s/  Stephen J. Tober
      -----------------                     ------------------------------------
                                         Stephen J. Tober
                                         Executive Vice President -
                                         Chief Operating Officer


Date: August 11, 1999                    By: /s/  Stephen T. Gambill
        ---------                           ------------------------------------
                                         Stephen T. Gambill
                                         Vice President &
                                         Chief Financial Officer