Form 10-Q
period 1999-09-30
SPR INC
filed 1999-11-15
CIK 1026493

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 1999

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

      As of November 12, 1999, the registrant had 12,785,333 outstanding shares of common stock, par value $0.01 per share.

================================================================================

                                    SPR Inc.
                                   FORM 10-Q
               For the quarterly period ended September 30, 1999
                               Table of Contents



PART  I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements:

          Unaudited Condensed Balance Sheets - September 30, 1999
          and December 31, 1998

          Unaudited Condensed Statements of Operations - Three
          Months and Nine Months Ended September 30, 1999 and 1998

          Unaudited Condensed Statements of Cash Flows - Nine Months Ended September 30, 1999 and 1998

          Notes to Unaudited Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                                     SPR Inc.
                        Unaudited Condensed Balance Sheets
                                  (in thousands)


                                                   September 30,    December 31,
                                                       1999             1998
                                                   -------------    ------------
Assets:
 Cash and cash equivalents                           $ 6,154          $ 7,207
 Accounts receivable, net                             10,798           13,673
 Short-term investments                               46,076           43,906
 Deferred taxes and other                              2,553            2,665
 Property and equipment, net                           3,941            3,987
                                                   -------------    ------------
Total Assets                                         $69,522          $71,438
                                                   =============    ============
Liabilities and stockholders' equity:
 Accounts payable and other                          $ 2,360          $ 1,467
 Payroll and other accrued expenses                    4,574            4,189
 Deferred income                                       2,975            2,975
 Stockholders' equity:
  Common stock $0.01 par, 25,000,000 authorized,         139              138
   13,936,025 and 13,843,442 shares issued and
   13,295,333 and 13,843,442 outstanding at
   September 30, 1999 and December 31,
   1998, respectively
  Additional paid-in capital                          51,826           51,269
  Retained earnings                                   10,715           11,400
  Treasury stock - at cost, 640,692 shares            (3,067)             -
                                                   -------------    ------------
 Total stockholders' equity                           59,613           62,807
                                                   -------------    ------------
Total liabilities and stockholders' equity           $69,522          $71,438
                                                   =============    ============


See notes to unaudited condensed financial statements.

                                    SPR Inc.
                  Unaudited Condensed Statements of Operations
               (in thousands, except per share and share amounts)

                                                    Three months                Nine months
                                                Ended September 30,         Ended September 30,
                                              -----------------------     -----------------------
                                                 1999         1998           1999         1998
                                                 ----         ----           ----         ----
Revenues                                     $   14,318   $   22,376     $   47,503   $   62,815
Cost of services                                 11,655       13,018         37,524       36,942
                                             -----------------------     -----------------------
  Gross profit                                    2,663        9,358          9,979       25,873
                                             -----------------------     -----------------------
Costs and expenses:
  Selling                                         1,370        1,389          4,011        3,843
  Recruiting                                        226          456          1,014        1,392
  General and administrative                      2,717        3,332          8,432        9,672
                                             -----------------------     -----------------------
Total costs and expenses                          4,313        5,177         13,457       14,907
                                             -----------------------     -----------------------
Operating income (loss)                          (1,650)       4,181         (3,478)      10,966
Interest income                                     635          724          1,884        1,496
                                             -----------------------     -----------------------
Income (loss) before income taxes                (1,015)       4,905         (1,594)      12,462
Provision (benefit) for income taxes               (678)       1,962           (909)       4,985
                                             -----------------------     -----------------------
Net income (loss)                            $     (337)  $    2,943     $     (685)  $    7,477
                                             ==========   ==========     ==========   ==========

Net income (loss) per share:
  Basic                                      $    (0.03)      $ 0.21     $    (0.05)  $     0.58
  Diluted                                    $    (0.03)      $ 0.21     $    (0.05)  $     0.56

Weighted average number of shares
  outstanding:
  Basic                                      13,299,096   13,692,946     13,522,055   12,938,937
  Diluted                                    13,299,096   14,207,940     13,522,055   13,458,991

 See notes to unaudited condensed financial statements.

                                    SPR Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)

                                                            Nine Months
                                                         Ended September 30,
                                                        ----------------------
                                                          1999          1998
                                                        --------      --------
Cash flows from operating activities:
  Net income (loss) for the period                      $   (685)     $  7,477
  Adjustments to reconcile to net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                        1,191           970
      Compensation expenses related to stock options         113           113
      Impairment loss on equipment                             -           240
      (Increase) decrease in accounts receivable, net      2,875        (4,776)
      (Increase) decrease in deferred taxes and other        112        (1,993)
      Increase (decrease) in accounts payable                893        (1,613)
      Increase in payroll and other accrued expenses         385         5,154
                                                        --------      --------
Net cash provided by operating activities                  4,884         5,572
                                                        --------      --------
Cash flows from investing activities:
  Purchases of property and equipment                     (1,145)       (3,013)
  Purchases of short-term investments                    (33,245)      (66,082)
  Sales/maturity of short-term investments                31,075        41,685
                                                        --------      --------
Net cash used in investing activities                     (3,315)      (27,410)
                                                        --------      --------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net
   of issuance costs                                            -       23,101
  Treasury stock acquired                                 (3,067)            -
  Proceeds from employee stock purchase and option plans     425         1,247
  Tax benefit from employee stock option plan                 20           762
  Other cash flows from financing activities                   -           (23)
                                                        --------      --------
Net cash provided by (used in) financing activities       (2,622)       25,087
                                                        --------      --------

NET INCREASE (DECREASE) IN CASH                           (1,053)        3,249
Cash and cash equivalents, beginning of period             7,207         2,133
                                                        --------      --------
Cash and cash equivalents, end of period                $  6,154      $  5,382
                                                        ========      ========

Supplemental disclosure of cash payments made for:
  Interest                                               $    -        $     3
  Income taxes                                               550         7,763
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

        The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. Certain items previously reported have been reclassified to conform with the 1999 presentation. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

Note 2. Business Segments

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company has no separately reportable segments in accordance with this standard. Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports revenues by service offering. Amounts for the three and nine months ended September 30, 1999 and 1998, are shown in the table below:

                                      Three Months Ended September 30,                 Nine Months Ended September 30,
                               ----------------------------------------------    --------------------------------------------
                                        1999                    1998                     1999                   1998
                               ----------------------   ---------------------    ---------------------  ---------------------
                                  Revenues                 Revenues                 Revenues               Revenues
                               (in thousands)     %     (in thousands)    %      (in thousands)    %    (in thousands)    %
                               --------------   -----   --------------  -----    --------------  -----  --------------  -----
Century date compliance          $  3,053       21.3%      $  7,905     35.3%       $ 12,251     25.8%     $ 26,663     42.4%

General consulting                  5,398       37.7%         8,204     36.7%         17,172     36.1%       23,104     36.8%

Software quality services           1,456       10.2%         1,540      6.9%          6,254     13.2%        2,623      4.2%

Application management              3,741       26.1%         1,637      7.3%          8,798     18.5%        3,606      5.7%

All other service offerings           670        4.7%         3,090     13.8%          3,028      6.4%        6,819     10.9%
                                 --------                  --------                 --------               --------
Total revenues                   $ 14,318                  $ 22,376                 $ 47,503               $ 62,815
                                 ========                  ========                 ========               ========

Note 3. Capital Stock and Earnings Per Share

     The Company's basic and diluted per share amounts for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                                      Three Months Ended
                                       --------------------------------------------------------------------------------
                                                September 30,1999                          September 30,1998
                                       -------------------------------------     --------------------------------------
                                           Loss                     Per Share         Income                  Per Share
                                       (in thousands)    Shares       Amount      (in thousands)    Shares      Amount
                                       --------------  ----------   ---------     --------------  ----------  ---------
Historical
----------
Historical Basic EPS:
   Income (loss) available to
    Common Stockholders                $    (337)      13,299,096    $  (0.03)    $    2,943      13,692,946   $  0,21
Effect of Dilutive Securities:
   Employee Compensation Plans                -              -             -               -         514,994        -
                                       --------------  ----------   ---------     --------------  ----------  ---------
Historical Dilutive EPS:
   Income (loss) available to
    Common Stockholders
    plus assumed exercises             $    (337)      13,299,096    $ (0.03)     $    2,943      14,207,940   $  0.21
                                       ==============  ==========    ========     ==============  ==========   =======

                                                                      Nine Months Ended
                                       --------------------------------------------------------------------------------
                                                 September 30,1999                          September 30,1998
                                       -------------------------------------      --------------------------------------
                                           Loss                     Per Share         Income                   Per Share
                                       (in thousands)    Shares       Amount      (in thousands)     Shares      Amount
                                       --------------  ----------   ---------     --------------   ----------  ---------
Historical
----------
Historical Basic EPS:
  Income (loss) available to
    Common Stockholders                $    (685)      13,522,055    $  (0.05)     $    7,477      12,938,937   $  0.58
Effect of Dilutive Securities:
   Employee Compensation Plans               -               -                              -         520,054     (0,02)
                                       --------------  ----------   ---------     --------------   ----------  ---------
Historical Dilutive EPS:
   Income (loss) available to
     Common Stockholders
     plus assumed exercises            $    (685)      13,522,055    $ (0.05)      $    7,477      13,458,991   $  0.56
                                       ==============  ==========    ========     ==============   ==========   ========


Note 4. Accounts Receivable

     A summary of the activity in the allowance for doubtful accounts for the nine months ended September 30, 1999, and year ended December 31, 1998, is as follows:


                                           Balance at                                     Balance at
                                           Beginning       Charged to                         End
                                           of Period        Expense       Write-offs       of Period
                                           ----------    ------------     ----------      ----------
1999 Allowance for Doubtful Accounts       $  843,695    S  (400,000)      $  42,417      S  401,278

1998 Allowance for Doubtful Accounts       $  843,695    $      -          $    -         $  843,695

Note 5. Income Taxes

        The Company's effective tax rate was 67% for the third quarter and 57% for the first nine months of 1999. The provision for income taxes was favorably impacted in both the three month and nine month periods by the recognition of a tax benefit amounting to $0.3 million related to intangibles.

Note 6. Employee Stock Option Plan

        On June 24, 1999, the Company's shareholders approved the new 1999 Employee Stock Option Plan. The 1999 plan provides for the granting of options to purchase a maximum of 1,250,000 shares of common stock. Through November 12, 1999, the Company has granted options to purchase 247,000 shares of common stock under this plan at an exercise price of $3.75 per share. The options granted vest at twenty percent per year over a period of five years from the date of grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        The following table sets forth, for the periods indicated, selected statements of earnings as a percentage of revenues:


                                     Three Months            Nine Months
                                 Ended September 30,      Ended September 30,
                                --------------------      -------------------
                                  1999       1998           1999      1998
                                  ----       ----           ----      ----

Revenue                              100%       100%           100%      100%
Cost of services                      81         58             79        59
                                --------   --------       --------  --------
  Gross profit                        19         42             21        41
                                --------   --------       --------  --------
Costs and expenses:
  Selling                              9          6              8         6
  Recruiting                           2          2              2         2
  General and administrative          19         15             18        15
                                --------   --------       --------  --------
Total costs and expenses              30         23             28        23
                                --------   --------       --------  --------
Operating income (loss)              (11)        19             (7)       18
Interest income                        4          3              4         2
                                --------   --------       --------  --------
Income (loss) before
  income taxes                        (7)        22             (3)       20
Provision (benefit) for
  income taxes                        (5)         9             (2)        8
                                --------   --------       --------  --------
Net income (loss)                     (2)%       13%            (1)%      12%
                                ========   ========       ========  ========


        Revenues. Revenues decreased 36% to $14.3 million and 24% to $47.5 million in the third quarter and first nine months of 1999, respectively, from $22.4 million and $62.8 million for the comparable 1998 periods. The decreases in the 1999 periods versus the comparable 1998 periods were primarily the result of earlier than expected project completions, delays in beginning new client projects, and general industry conditions. The Company's billing rate per hour increased 8% in the third quarter of 1999 from the comparable 1998 quarter and for the first nine months of 1999 has remained constant as compared to the fourth quarter of 1998.

        Gross Profit. Gross profit decreased 72% to $2.7 million in the third quarter of 1999 from $9.4 million in the third quarter of 1998. Gross profit in the first nine months of 1999 decreased 61% to $10.0 million from $25.9 million in the first nine months of 1998. Gross profit as a percentage of revenues decreased to 19% in the third quarter and to 21% in the first nine months of 1999 from 42% and 41%, respectively, for the comparable 1998 periods. The decreases in gross profit were primarily attributable to decreases in consultant utilization rates. As a result of the decreases in consultant utilization rates, the Company instituted reductions in force totaling approximately 200 consultants in May, August, and September, 1999. The results for the third quarter and the first nine months of 1998 were negatively impacted by management's estimate of the services to be performed related to completing the Company's century date compliance projects.

        Selling Expenses. Selling expenses were $1.4 million in the third quarter of 1999 and 1998. For the first nine months ended September 30, 1999, selling expenses increased 4% to $4.0 million from $3.8 million for the comparable 1998 period. The Company's selling expenses as a percentage of revenues increased to 9% in the third quarter and to 8% in the first nine months of 1999 from 6% for the comparable 1998 periods. The increase was primarily the result of increased sales executive compensation due to the increase in the sales force, to an average of 24 in the first nine months of 1999 from an average of 20 in the comparable 1998 period.

        Recruiting Expenses. Recruiting expenses decreased 50% to $0.2 million in the third quarter of 1999 from $0.5 million for the third quarter of 1998. For the first nine months of 1999, recruiting expenses decreased 27% to $1.0 million from $1.4 million for the first nine months of 1998. Hiring during the first and third quarters of 1999 consisted only of project-specific skill sets required on client engagements.

        General and Administrative Expenses. General and administrative expenses decreased 19% to $2.7 million and 13% to $8.4 million in the third quarter and first nine months of 1999, respectively, from $3.3 million and $9.7 million for the comparable 1998 periods. Increased expenses were incurred in the third quarter and the first nine months of 1999 for internal technology, office space, and telecommunications. The first nine months of 1999 also incuded expenses for merger-related costs for travel, legal and accounting fees.The increases were offset by decreases in expenses for management bonuses, training costs associated with the entry-level portion of the Information Technology Consultant
(ITC) Training Program, and the reversal of an allowance for doubtful accounts relating to the recovery of amounts owed by a client which was formerly in bankruptcy proceedings.

        Interest Income. Interest income decreased to $0.6 million and increased to $1.9 million in the third quarter and the first nine months of 1999 from $0.7 million and $1.5 million for the comparable 1998 periods. The increase in first nine months of 1999 as compared to the 1998 period, was attributable to interest earned on the investment of funds received in the May 5, 1998 follow-on offering.

        Provision for Income Taxes. The Company's effective tax rate was 67% for the third quarter and 57% for the first nine months of 1999, and 40% for the comparable 1998 periods. The provision for income taxes was favorably impacted in both the three month and nine month periods by the recognition of a tax benefit amounting to $0.3 million related to intangibles.

Liquidity and Capital Resources

        The remaining net proceeds of approximately $7.6 million from the Company's initial public offering, together with the $23.1 million from the follow-on public offering, and cash from operations are being temporarily invested in investment grade securities. The Company intends to use the remaining net proceeds for general corporate purposes, including the expansion of the curriculum of its ITC Training Program, the development of new service offerings related to E-Business and enterprise application integration strategies, additional virtual insourcing centers, working capital, branch expansion and possible acquisitions of related businesses.

        At September 30, 1999, the Company had approximately $52.2 million of cash and short-term investments. Prior to its initial public offering in October 1997, the Company financed its growth through cash flows from operations, periodically supplemented by borrowings under its line of credit or revolving credit and term loan facilities. Receivables have increased to 64 days of revenues at September 30, 1999, from 52 days of revenues at December 31, 1998.

        The Company, subsequent to the initial public offering, has no outstanding debt. The Company believes the net proceeds from such offerings, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs, including funding the Company's growth strategy.

Stock Repurchase Program

        On March 17, 1999 the Company announced a plan to purchase up to 1.5 million of its shares of common stock under a stock repurchase program. The quantity to be purchased and the targeted price will be determined daily, based upon management's discretion. As of November 12, 1999, the Company has purchased 1,150,692 shares.

Year 2000

        The Company established a Year 2000 project team to review the Company's financial systems and ancillary software, local and wide area networks, telecommunications, VIC connectivity, and third-party vendors for any Year 2000 issues. The team has completed its review and has corrected any situations where it was determined that the Company was not compliant.

        The Company's information technology staff will be available over the January 1, 2000, weekend to handle any unanticipated issues that may arise. The Company believes that the staff will be able to correct the issues in time to prevent any impacts on the Company's operations.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

        The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements including statements pertaining to: (i) the ability to attract, retain, and train consultants with the requisite technical skills,
(ii) the Company's future ability to effectively manage its consultant utilization rates and its hourly consultant billing rates, (iii) the Company's ability to leverage its Century Date Compliance expertise into providing other mass change and project management services to its clients, (iv) successful management of engagement and contract risks, and (v) the Company's ability to expand and develop additional branch offices and Virtual Insourcing Centers. Results actually achieved thus may differ materially from expected results included in these statements.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits.
(a)  Exhibit 27 Financial Data Schedule.

(b)  Reports on Form 8-K .

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SPR Inc.
Date: November 12, 1999                 By: /s/  Robert M. Figliulo
      -----------------                     ----------------------------------
                                        Robert M. Figliulo
                                        Chief Executive Officer and
                                        Chairman of the Board of
                                        Directors

Date: November 12, 1999                 By: /s/  Stephen J. Tober
      -----------------                     ----------------------------------
                                        Stephen J. Tober
                                        Executive Vice President -
                                        Chief Operating Officer

Date: November 12, 1999                 By: /s/  Stephen T. Gambill
      -----------------                     ----------------------------------
                                        Stephen T. Gambill
                                        Vice President & Chief Financial Officer