Form 10-K405
period 1999-12-31
SPR INC
filed 2000-03-30
CIK 1026493

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                                  (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

                               ----------------
       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $0.01

                               ----------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x] No [ ]

As of March 22, 2000, there were 12,825,284 shares of registrant's common stock outstanding and the aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based upon the per share closing price of $5.938 on March 22, 2000, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $52,866,822.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's Special Meeting of Stockholders to be held on May 1, 2000 are incorporated by reference into Part III hereof. Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

                                    PART I

ITEM 1. BUSINESS

Company Overview

  SPR Inc. has over 26 years of experience in providing information technology services to clients in a variety of industries, including financial services, healthcare, insurance, manufacturing, oil and gas, transportation and utilities. SPR focuses its marketing efforts on Fortune 1000 companies and other large organizations which have complex IT operations and significant IT budgets. SPR is refocusing its IT consulting and project based services into the consulting, development, and integration markets. SPR's core competencies are in large systems, project management, quality assurance, professional development and strategic partnerships. SPR believes that this breadth of service and support fosters long-term client relationships, promotes cross-selling opportunities and minimizes SPR's dependence upon any particular service.

  SPR's business was founded in 1973 by Eugene Figliulo as Systems & Programming Resources, Inc. During 1994, Systems and Programming Resources, Inc. transferred certain assets and liabilities to SPR Chicago, SPR Tulsa, and SPR Wisconsin, respectively. These entities were organized as S corporations and owned by the executives primarily responsible for the operations in each of these locations. SPR Chicago, SPR Tulsa, SPR Wisconsin, Systems and Programming Resources, Inc. and DataFlex (an affiliated IT services company in a complementary business) were merged into SPR upon SPR's formation in October 1996.

  SPR maintains its principal executive offices at 2015 Spring Road, Suite 750, Oak Brook, Illinois 60523-1874. Its telephone number is (630) 575-6200. SPR's World Wide Web address is www.sprinc.com. SPR currently has four branch offices located in Oak Brook, Illinois; Tulsa, Oklahoma; Milwaukee, Wisconsin; and Dallas, Texas. SPR has made, and intends to continue to make, significant investments in its systems , recruiting organization, training programs and marketing initiatives in an effort to sustain growth.

Industry Overview

  Dataquest Incorporated forecast total expenditures for the consulting, development and integration segments of the United States professional IT services market to be approximately $60 billion in 1999, $70 billion in 2000, and $82 billion in 2001. Forecast data from 1999 to 2003 shows an 81% increase for IT consulting, 69% increase for development services, and 118% increase for integration services. This industry growth is fueled by new technology developments, heightened customer expectations concerning service and access to information, a surge in interest in e-business and continued mergers and acquisitions activity.

  GartnerGroup forecasts that by 2005, investments in e-business applications and infrastructure will drive average IT spending (in North America) beyond 10% of revenue (0.8 probability), and that over the next five years e-business initiatives will consume between 30% and 50% of enterprise IT spending. During peak implementation years, e-business will consume 50% of the IS budget. (0.8 probability) and by 2003, external service providers should account for 19% of the IS budget.

  SPR focuses on leveraging the value of client's existing systems in providing e-business and IT solutions. SPR believes that the demand for its services remains strong as large institutions seek to protect and maximize the value of their investments in mainframe systems by bringing them up to date and making them accessible to today's newer Internet and distributed desktop systems.

  SPR believes that clients will continue to maintain and improve their mainframe systems for the following reasons:

  . mainframe systems represent an enormous investment that may prove too risky and expensive to completely replace;

  . mainframe computing is increasingly being used in new ways as Internet/intranet technologies develop;

  . existing mainframe systems are critical to the functioning of clients' businesses as they contain vital business information necessary to build replacement systems; and

  . clients need access to data resident in mainframe computers regardless of the front-end computing platform being used.

Business and Growth Strategies

  In the course of becoming an IT solutions provider, SPR has pursued, and intends to continue to pursue, the following business and growth strategies:

  . Transform SPR's Information Technology Consultant Training Program. SPR believes that it's entry-level and continuing education training programs provided SPR with a competitive advantage in attracting, developing and retaining qualified technical consultants. SPR is now looking at ways to apply this program in the web development space.

  . Continue To Focus On Project Management. SPR will continue to focus on increasing its mix of project management and strategic planning engagements. SPR believes that by providing these value-added services, it gains a competitive advantage in assessing its clients' needs and anticipating opportunities to provide additional IT solutions.

  . Leverage Existing Client Base. SPR intends to continue building long-term client relationships. Its record of customer satisfaction and expanded solutions offerings have contributed to its ability to increase the revenues generated from existing clients. SPR derived more than 71% of its revenues in 1999 from 39 clients to which it had provided IT solutions in the prior three consecutive years. SPR intends to further penetrate its existing client base by providing additional service offerings.

  . Focus On Leading Technologies. SPR maintains and continues to build expertise not only in mainframe applications but also in other high-demand technologies, such as Internet/intranet applications, object oriented analysis and design, open computing systems, data warehousing and relational database management systems. SPR's expertise in these areas, together with its relationships with software product developers and research institutions, allow SPR to remain on the leading edge of technological development.

Service Offerings

  Since its inception, SPR has provided technical personnel to augment its clients' internal IT departments. Over the past several years, however, SPR has focused its efforts on providing higher-end service offerings.

  SPR's consulting service line provides the IT management to help clients design and implement solutions to address their tactical and strategic IT initiatives. Within this service line, SPR offers a wide spectrum of services including project management (or "project office"), quality assurance, and IT readiness.

  SPR's development service line provides services spanning the entire application development life cycle. SPR supports new system development and provides re-development services for transitioning and leveraging existing systems. SPR modernizes systems through SPR's conversions and migrations services. In addition, SPR provides maintenance and support for existing systems through SPR's application management services.

  SPR's integration service line provides expertise in integrating applications and data, whether the applications are new or existing, packaged or custom-built, and whether they reside on the same system or span disparate systems. Within this service line, SPR provides enterprise application integration to enable the exchange of business-level information between applications. SPR's data warehousing service provides users with the ability to access the data they need, when they need it and in a form they can easily understand.

  In addition, SPR offers general consulting services, which consists of providing technical personnel with expertise in a wide variety of skills and disciplines to augment clients' internal IT departments. Clients' IT departments often require advice and programming skills without the full range of project management support. General consulting consists of staff augmentation principally for maintenance and development of client/server and mainframe environments.

  The amount of responsibility assumed by SPR generally depends upon a client's internal capabilities and desire to outsource IT functions. Based upon client needs, SPR can provide strategic planning, project management or implementation either at its clients' facilities or off-site at SPR's Virtual Insourcing Centers. SPR employs proven proprietary service methodologies and software analysis tools to deliver these services. SPR bills its clients on either a time and materials or fixed-fee basis.

Recruiting and Training

  SPR employs 13 full time recruiters, including 2 recruiting managers, who are responsible for recruiting and establishing relationships with qualified technical personnel. Technical personnel meeting SPR's standards are added to a computerized database. Recruiting managers maintain regular contact with technical personnel, monitor their availability and changes in skill levels and update the database, which has been maintained for over 26 years.

  SPR believes that its information technology consultant training program provided SPR with a competitive advantage in attracting, developing and retaining qualified technical consultants. SPR is now looking at ways to apply this program in the web development space.

Marketing and Sales

  SPR marketing representatives are assigned to a limited number of accounts in order to develop an in-depth understanding of each client's individual needs and to build long-term client relationships. These representatives are responsible for providing highly responsive service and ensuring that SPR's service offerings achieve client objectives. In many instances, a portion of SPR's marketing activity is carried out by senior executives.

  SPR has implemented a strategic selling methodology to better understand and serve its customers by raising its customer contact to the chief information officer level. SPR has also significantly upgraded its web site
(www.sprinc.com) to reflect changes in service offers.

Client Base

  SPR serves clients in a diverse range of industries thereby mitigating cyclical effects of any one industry or market. SPR derives an additional level of diversification from certain of its clients. Different operating divisions of a given client may utilize any one or several services offered by SPR, which helps mitigate the risk of customer concentration. During 1999, SPR's largest client accounted for approximately 11% of SPR's revenues.

Employees

  As of December 31, 1999, SPR had 355 IT consulting professionals, of whom 335 were employees and 20 were independent contractors. Of these IT consulting professionals, 61 were project managers. As of such date, SPR had 103 IT consulting professionals in Chicago, Illinois; 86 in Tulsa, Oklahoma; 108 in Milwaukee, Wisconsin; and 58 in Dallas, Texas, respectively.

  SPR has three categories of IT consultants: salaried employees, associate employees and independent contractors. Salaried employees are full-time employees of SPR and are eligible for all benefits offered by SPR. Associate employees are eligible for the same benefits offered to salaried employees but are paid on an hourly basis and, as such, are not entitled to paid time off in the form of sick days, personal days or vacation. Approximately 94% of SPR's IT consultants are employees. Independent contractors are not employees of SPR, but are paid on an hourly basis and are not entitled to any benefits offered to SPR employees. Approximately 6% of SPR's IT consultants are independent contractors.

  SPR is not a party to any collective bargaining agreements and considers its relationships with its employees to be good.

Competition

  The market for IT professional services is intensely competitive on local and national levels, and SPR competes frequently with a variety of companies for both the same clients and qualified technical consultants. These companies include: "Big Five" accounting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, general management consulting firms and IT staffing companies. SPR considers large organizations with complex IT needs to be among its primary clients. Within a given market, there are a limited number of such potential clients, some of which have designated only certain IT professional services companies as approved providers of IT professional services. Primary competitive factors for obtaining and retaining clients include price, quality of services, technical expertise and responsiveness to client needs. The primary competitive factors in attracting and retaining qualified candidates as consultants are competitive compensation arrangements and consistent exposure to high quality and varied engagements.

  Several of SPR's competitors are substantially larger than SPR and have greater financial and other resources. Many of such competitors have also been in business longer than SPR and have significantly greater name recognition throughout the United States, including the geographic areas in which SPR operates and into which it may expand. In addition, such competitors are able to meet a broader range of a client's IT consulting needs and serve a broader geographic range than SPR, which permits such competitors to better serve national accounts. Although SPR believes that it competes, and will continue to compete, favorably with existing and future competitors, there can be no assurance that SPR will continue to do so.

Intellectual Property Rights

  Software developed by SPR in connection with a client engagement typically becomes the exclusive property of the client. SPR relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights, the rights of third parties from whom SPR licenses intellectual property and the proprietary rights of its clients. SPR enters into confidentiality agreements with its consultants in an effort to prevent the distribution of proprietary information.

  SPR holds no patents or registered copyrights, and has no present intention of registering any copyright or filing any patent applications.

ITEM 2. PROPERTY

  SPR leases its principal executive offices, which are located at 2015 Spring Road, Oak Brook, Illinois 60523-1874, and also leases facilities in Tulsa, Oklahoma; Dallas, Texas; and Milwaukee, Wisconsin. These leases expire in October 2004, May 2004, March 2003, and May 2001, respectively. SPR also leases space in Oak Brook, Illinois; Tulsa, Oklahoma; Dallas, Texas; and Pewaukee, Wisconsin to house Virtual Insourcing Centers. The leases expire in October 2002, May 2004, March 2003,and June 2003, respectively. SPR believes it has adequate space to conduct its current business. SPR anticipates, however, that additional space will be required as business expands but believes that it will be able to obtain suitable space as needed. See Note 8 of Notes to SPR's Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

  SPR is not involved in legal proceedings which SPR believes are material to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of the period covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) SPR's common stock began trading on October 2, 1997, at a price of $10.67 per share. SPR's common stock is quoted on The Nasdaq National Market, under the symbol SPRI. The quarterly range of high and low sales prices, as reported by The Nasdaq National Market, for the fourth quarter of 1997, through March 22, 2000, was as follows:

     2000 1st Qtr. (through March 22, 2000)...................... $ 7.38 $ 4.94
     1999:
       1st Qtr...................................................  22.44   3.88
       2nd Qtr...................................................   7.06   3.56
       3rd Qtr...................................................   6.34   3.44
       4th Qtr...................................................   6.25   3.50
     1998:
       1st Qtr...................................................  23.67  10.67
       2nd Qtr...................................................  23.00  17.17
       3rd Qtr...................................................  25.67  14.00
       4th Qtr...................................................  21.50  12.38
     1997 4th Qtr................................................  13.33   9.17

  As of March 22, 2000 there were approximately 79 shareholders of record. This number does not include stockholders for whom shares were held in a nominee or street name.

  Except for undistributed S corporation income earned prior to the initial public offering, SPR has not paid any dividends to date and plans to reinvest its earnings in future growth opportunities. SPR does not anticipate paying cash dividends in the foreseeable future.

  (b) SPR's Registration Statement No. 333-32735 covering an initial public offering of 4,485,000 shares of SPR's common stock, $.01 par value per share (the "Offering"), was declared effective on October 1, 1997. Smith Barney Inc. and Robert W. Baird & Co. Incorporated were the Managing Underwriters of the Offering. Of the shares so registered, SPR sold 2,400,000 shares and certain selling stockholders sold an aggregate of 1,500,000 shares on October 3, 1997. On November 4, 1997, certain selling stockholders sold additional 585,000 shares to the underwriters' exercise of their over-allotment option. All of the shares in the Offering were sold at a price of $10.67 per share for an aggregate offering price of $47,840,000.

  Net proceeds to SPR from the sale of 2,400,000 shares in the Offering was approximately $22.5 million, after deducting underwriting discounts and commissions of $1.8 million and offering expenses of $1.3 million paid by SPR. SPR did not receive any of the proceeds from the sale of shares by the selling stockholders.

  On May 5, 1998, SPR completed a follow-on public offering of 3,719,250 shares of SPR's Common Stock. SPR sold 1,350,000 shares in the follow-on public offering and received $23.1 million in net proceeds from the sale of such shares.

  The remaining net proceeds of approximately $7.0 million from the Offering, together with the $23.1 million from the follow-on public offering, and cash from operations are being temporarily invested in investment grade securities. SPR intends to use the remaining net proceeds for general corporate purposes, including the expansion and transformation of its ITC Training Program, additional virtual insourcing centers, working capital, branch expansion and possible acquisitions of related businesses

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data is derived from SPR's financial statements and notes thereto that have been audited by Arthur Andersen LLP, independent public accountants. This information should be read in conjunction with the financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                           Years Ended December 31,
                                   -------------------------------------------
                                    1999     1998    1997     1996      1995
                                   -------  ------- ------- --------  --------
Statement of Operations Data:
  Revenues........................ $58,104  $85,344 $53,422 $ 32,511  $ 22,908
  Cost of services................  43,242   50,508  32,377   23,287    15,525
                                   -------  ------- ------- --------  --------
    Gross profit..................  14,862   34,836  21,045    9,224     7,383
  Costs and expenses:
    Selling.......................   4,966    5,275   4,855    3,046     2,141
    Recruiting....................   1,205    1,827   1,608    1,323       777
    Stock-based compensation(1)...     --       --      --    12,231    27,987
    General and administrative
     expenses.....................  11,893   12,320   8,438    3,742     1,642
                                   -------  ------- ------- --------  --------
      Total costs and expenses....  18,064   19,422  14,901   20,342    32,547
                                   -------  ------- ------- --------  --------
  Operating income (loss)(1)......  (3,202)  15,414   6,144  (11,118)  (25,164)
  Other income (expense)..........   2,645    2,083      47      (71)     (109)
                                   -------  ------- ------- --------  --------
  Income (loss) before income
   taxes(1).......................    (557)  17,497   6,191  (11,189)  (25,273)
  Provision (benefit) for income
   taxes..........................    (911)   6,999   1,553        9        21
                                   -------  ------- ------- --------  --------
  Net income (loss), as
   reported(1).................... $   354  $10,498 $ 4,638 $(11,198) $(25,294)
                                   =======  ======= ======= ========  ========
  Historical diluted net income
   (loss) per share............... $  0.03  $  0.77 $  0.43 $  (1.15) $  (2.61)
                                   =======  ======= ======= ========  ========
  Pro forma diluted net income
   (loss) per common share--
   includes adjustment to
   recognize C corporation
   provision for income taxes(2).. $   --   $   --  $  0.30 $  (1.19) $  (2.72)
                                   =======  ======= ======= ========  ========
Balance Sheet Data (at end of
 period):
  Cash and short-term
   investments.................... $50,549  $51,113 $21,177 $    356  $  1,109
  Working capital.................  54,915   58,650  23,072    1,194     2,370
  Total assets....................  64,160   71,438  31,943    7,131     5,584
  Long-term debt, less current
   portion........................     --       --      --       206       704
  Total stockholders' equity......  58,761   62,808  25,530    2,507     2,275
Other Data (unaudited):
  Book value per share............ $  4.35  $  4.60 $  2.39 $   0.25  $   0.23

--------
(1) In 1994, Systems and Programming Resources, Inc. transferred certain assets and liabilities to SPR Chicago and SPR Wisconsin. Inasmuch as such 1994 transactions were among family members within a control group, such transactions have been recorded in SPR's financial statements as if the stockholders of SPR Chicago and SPR Wisconsin received non-cash, stock-based compensation during 1994, 1995 and 1996 in an amount equal to the increase in the estimated value of such companies since 1994. This expense is non-recurring subsequent to October 31, 1996. Such compensation expense is recorded as stock-based compensation with the corresponding credit included in additional paid-in capital. Upon conversion of SPR to a C corporation upon closing of the Offering, the retained deficit of SPR, which includes the aggregate stock-based compensation expense, was reclassified and netted against additional paid-in capital.
(2) Prior to the Offering, SPR was an S corporation and was not subject to federal and certain state corporate income taxes. The Statement of Operations Data reflects a pro forma provision for income taxes as if SPR had been subject to federal and state corporate income taxes. The pro forma provision for income taxes is computed by multiplying the effective tax rate times the income (loss) before income taxes adjusted to eliminate the stock-based compensation expense and subtracting income taxes previously recorded.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

  SPR was founded in 1973 and derives its revenues from providing IT consulting services. SPR principally bills its clients on a time and materials basis and revenues are recognized as services are provided. SPR has occasionally entered into fixed-price billing engagements and may enter into more such engagements in the future. Typically, SPR bills for its services on a biweekly basis to monitor client satisfaction and to manage its outstanding accounts receivable balances. SPR's cost of services consists primarily of consultant compensation and related expenses. Accordingly, SPR's financial performance is substantially affected by billing margins (billable hourly rate less consultant hourly cost) and consultant utilization rates (the ratio of hours billed to total available hours).

  SPR has maintained its billing margins by increasing its hourly rates to offset increases in its consulting staff costs. SPR manages its billing margins by establishing a target billing rate for each consultant; however, actual billing rates may be higher or lower than the target billing rates depending upon competitive pressures and market conditions. Hourly billing rate increases are generally implemented by SPR based upon market conditions, consultant skill levels and the terms of its engagements.

  Fluctuations in consultant utilization rates result from variations in the amount of unassigned time, which historically has consisted of training, vacation, sick and holiday time and time spent on administrative support activities while between engagements. In order to reduce unassigned time, SPR actively manages the terms of its engagements and matches available consultants to client requirements. Additional factors which vary and impact consultant utilization rate are: the number of entry-level training classes conducted through SPR's information technology consultant training program, the amount of time it takes to assign the newly trained consultants, and general industry conditions.

Results of Operations

  The following table sets forth selected statements of operations data as a percentage of revenues for the periods indicated:

                                            Percentage of
                                            Total Revenues
                                            ----------------
                                              Year Ended
                                             December 31,
                                            ----------------
                                            1999  1998  1997
                                            ----  ----  ----
Statement of Operations Data:
Revenues................................... 100%  100%  100%
Cost of services...........................  74    59    61
                                            ---   ---   ---
  Gross profit.............................  26    41    39
Costs and expenses:
  Selling..................................   8     6     9
  Recruiting...............................   2     2     3
  General and administrative expenses......  21    15    16
                                            ---   ---   ---
    Total costs and expenses...............  31    23    28
                                            ---   ---   ---
Operating income (loss)......................(5).  18    11
Other income (expense).....................   5     2     -
                                            ---   ---   ---
Income before income taxes................. --     20    11
Provision (benefit) for income taxes.......  (1)    8     3
                                            ---   ---   ---
Net income, as reported....................   1%   12%    8%
                                            ===   ===   ===

1999 Compared to 1998

  Revenues. Revenues decreased 32% to $58.1 million in 1999 from $85.3 million in 1998. This decrease is primarily the result of earlier than expected project completions, delays in beginning new client projects, and general industry conditions related to budget lockdowns in anticipation of the Year 2000. SPR's 1999 average billing rate per hour increased by 6% over the average rate for 1998.

  Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries and benefits, virtual insourcing center facility costs, training costs for experienced consultants, and travel expenses. Gross profit decreased 57% to $14.9 million in 1999 from $34.8 million in 1998. Gross profit as a percentage of revenues decreased to 25.6% in 1999 from 40.8% in 1998. The decreases in gross profit were primarily attributed to a decline in consultant utilization rates. As a result of the decreases in consultant utilization rates, SPR instituted reductions in force totaling approximately 225 consultants in 1999. The results for 1999 were positively impacted by the reversal of $2.7 million of deferred income relating to management's estimate of the services to be performed related to completing SPR's century date compliance projects.

  Selling Expenses. Selling expenses include the salaries, benefits, commissions, bonuses, travel, entertain-ment and other direct costs associated with SPR's direct sales force. Selling expenses decreased 6% to $5.0 million in 1999 from $5.3 million in 1998. The decrease was primarily the result of lower commissions paid in 1999, partially offset by increased sales executive compensation due to the increase in the number of sales executives to 24 in 1999 from 20 in 1998.

  Recruiting Expenses. Recruiting expenses consist of costs related to hiring new personnel, which include the salaries, benefits, bonuses and other direct costs of the in-house recruiters, consultant relocation fees, recruiters' travel expenses, and advertising costs. Recruiting expenses decreased 34% to $1.2 million in 1999 from $1.8 million in 1998. Hiring in 1999 consisted only of consultants with project specific skill sets required on client engagements.

  General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support staff, leased facilities cost, training costs for the entry-level portion of the information technology consultant training program, travel expenses related to general and administrative matters, outside professional fees, depreciation and other corporate costs. General and administrative expenses decreased 4% to $11.9 million in 1999 from $12.3 million in 1998. The decreases in 1999 resulted from a reversal of an allowance for bad debts for a customer who exited bankruptcy, a decrease in information technology consultant training program expenses, and management bonuses. These decreases were partially offset by increases in costs associated with the merger cancelled in March 1999, office space, and telephone charges.

  Other Income (Expense). Other income increased 27% to $2.6 million in 1999 from $2.1 million in 1998. This increase is primarily attributable to interest earned on investments.

  Provision (Benefit) for Income Taxes. SPR's effective tax rate benefit was 164% for 1999. The benefit for income taxes was favorably impacted by the passing of the statute of limitations associated with SPR's S corporation indemnification agreement.

1998 Compared to 1997

  Revenues. Revenues increased 60% to $85.3 million in 1998 from $53.4 million in 1997. This increase was primarily the result of a significant increase in the number of consultants employed by SPR, many of whom completed the entry-level training program in 1996, 1997, and 1998, and an increased number of engagements for both new and existing clients. In 1998, a higher proportion of these engagements encompassed project-focused engagements, which yield higher billing rates.

  Gross Profit. Gross profit increased 66% to $34.8 million in 1998 from $21.0 million in 1997. Gross profit as a percentage of revenues increased to 41% in 1998 from 39% in 1997. The increase in gross profit was primarily attributable to higher billing rates and a higher billing-to-consultant cost ratio (which is revenues divided by consultant cost), partially offset by management's estimate of the services to be performed related to completing SPR's projects recorded in 1998 and Virtual Insourcing Centers facility costs. The higher billing rates were realized as a result of the increase in project management engagements and the higher billing ratio was attributable primarily to the placement of consultants who have completed the information technology consultant training program.

  Selling Expenses. Selling expenses increased 9% to $5.3 million in 1998 from $4.9 million in 1997. This increase was primarily the result of increased commissions attributable to the 60% increase in sales over the comparable period and to the hiring of 6 additional sales executives in 1998. SPR's selling expenses as a percentage of revenues decreased to 6% in 1998 from 9% in 1997 as a result of a change in the sales commission plan on January 1, 1998.

  Recruiting Expenses. SPR hired 336 consultants in 1998 compared to 384 in 1997. Recruiting expenses increased to $1.8 million in 1998 from $1.6 million in 1997. Total recruiting costs per hire increased to approximately $5,400 in 1998 from approximately $4,200 in 1997.

  General and Administrative Expenses. General and administrative expenses increased 46% to $12.3 million in 1998 from $8.4 million in 1997. This increase was primarily attributable to twelve additional employees, general salary and management bonus increases, expenses related to upgrading and utilizing SPR's network and telecommunications systems, increased professional fees for legal, accounting and investor relations, increased travel expenses, training costs associated with the entry-level portion of the information technology consultant training program, employee functions, and depreciation. These increases were partially offset by charges in 1997 for bad debt expense of approximately $0.8 million relating primarily to a client which filed for Chapter 11 bankruptcy protection and $0.2 million in expenses relating to SPR's March 1997, proposed initial public offering that was postponed.

  Other Income (Expense). The increase in other income in 1998, as compared to 1997, is primarily attributable to interest earned on investments of available net proceeds from SPR's initial and follow-on public offerings.

  Provision for Income Taxes. SPR's effective tax rate was 40% for 1998. Prior to the initial public offering, SPR elected to be taxed as an S corporation. As a result, income of SPR was taxable to the shareholders. On October 1, 1997, SPR's S corporation status was terminated and SPR became a C corporation.

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

  Gross Profit. SPR's gross profit of $9.2 million or 28% of revenues in 1996 increased 128% to $21.0 million or 39% of revenues in 1997. The increase in gross profit was primarily attributable to higher billing rates and a higher billing-to-consultant cost ratio (which is revenues divided by consultant cost), which were realized as a result of the increase in project management engagements and the placement of consultants who completed the entry-level course of the information technology consultant training program in 1996 and 1997.

  Selling Expenses. Selling expenses increased 59% to $4.9 million in 1997 from $3.0 million in 1996. This increase was primarily the result of increased commissions attributable to the 64% increase in sales over the comparable period. SPR's selling expenses as a percentage of revenues were 9% in both 1997 and 1996.

  Recruiting Expenses. SPR hired 384 consultants in 1997 compared to 292 in 1996. Recruiting expenses increased to $1.6 million in 1997 from $1.3 million in 1996. Total recruiting costs per hire decreased to approximately $4,200 in 1997 from approximately $4,500 in 1996.

  Stock-based Compensation Expense. Stock-based compensation expense consists of non-cash expense resulting from the financial statement treatment of the 1994 transfers by Systems and Programming Resources, Inc. of certain of its assets and liabilities to SPR Chicago and SPR Wisconsin. The stock-based compensation expense was allocated to each period based upon the increase in the estimated fair market value of SPR Chicago and SPR Wisconsin. The increase in the estimated fair market value of SPR Chicago and SPR Wisconsin for the periods presented was based primarily upon SPR Chicago's and SPR Wisconsin's revenue growth over such periods. The expense is non-recurring subsequent to October 31, 1996. There was no stock-based compensation expense allocated to 1997 compared to $12.2 million in 1996.

  General and Administrative Expenses. General and administrative expenses increased 126% to $8.4 million in 1997 from $3.7 million in 1996. This increase was primarily attributable to thirteen additional employees, general salary and management bonus increases, non-cash compensation expense of approximately $0.5 million related to the grant of options on June 2, 1997, bad debt expense of approximately $0.8 million relating primarily to a client which filed for Chapter 11 bankruptcy in 1997 and $0.2 million in expenses relating to SPR's March 1997 proposed initial public offering that was postponed until October 1997. Total costs of the March 1997, postponed offering were approximately $0.8 million, of which $0.2 million was expensed in the second quarter of 1997 and $0.6 million was charged against the proceeds of the Offering. Additional factors contributing to this increase include increased rent relating to new office space in Wisconsin, increased depreciation, increased professional fees and training costs associated primarily with outside instructors for the information technology consultants training program.

Liquidity and Capital Resources

  On October 2, 1997, SPR completed the Offering of 4,485,000 shares of its common stock. SPR sold 2,400,000 of such shares.

  Net proceeds to SPR from the sale of 2,400,000 shares in the Offering was approximately $22.5 million, after deducting underwriting discounts and commissions of $1.8 million and offering expenses of $1.3 million paid by SPR. SPR did not receive any of the proceeds from the sale of shares by the selling stockholders.

  On May 5, 1998, SPR completed a follow-on public offering of 3,719,250 shares of its common stock. SPR sold 1,350,000 shares in the follow-on public offering and received $23.1 million in net proceeds from the sale of such shares.

  The remaining net proceeds of approximately $7.0 million from the Offering, together with the $23.1 million from the follow-on public offering, and cash from operations are being temporarily invested in investment grade securities. SPR intends to use the remaining net proceeds for general corporate purposes, including the expansion of its information technology consultant training program, additional virtual insourcing centers, working capital, branch expansion and possible acquisitions of related businesses

  At December 31, 1999 SPR had approximately $50.5 million of cash and marketable securities. Prior to the Offering in October 1997, SPR financed its growth through cash flows from operations, periodically supplemented by borrowings under its line of credit or revolving credit and term loan facilities. Receivables have increased to 53 days of revenues at December 31, 1999 from 52 days of revenues at December 31, 1998.

  Net cash flows provided from operating activities totaled $5.4 million, $7.8 million, and $5.8 million in 1999, 1998, and 1997, respectively. The decrease from 1998 to 1999 was primarily a result of a decrease in net income, partially offset by a decrease in accounts receivable. The increase from 1997 to 1998 was primarily a result of increases in net income which was reduced by management's estimate of the services to be performed related to completing SPR's projects, partially offset by an increase in accounts receivable and deferred taxes. Net cash used in SPR's investing activities, primarily to fund capital expenditures and to purchase investment grade securities totaled $3.7 million, $28.2 million, and $20.1 million for the years ended 1999, 1998, and 1997, respectively. Net cash provided (used in) financing activities totaled ($4.6 million), $25.4 million, and $16.0 million in 1999, 1998, and 1997, respectively. Net cash used in financing activities consisted primarily of payments for the acquisition of treasury stock in 1999. In 1998 and 1997 net cash was provided by the net proceeds from the issuance of common stock offset by the payments on a note payable to Eugene Figliulo and dividend distributions to stockholders in 1997, offset by the net proceeds from the issuance of common stock in 1998 and 1997.

  SPR, subsequent to the Offering, has no outstanding debt. SPR believes the net proceeds from such offerings, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs, including funding SPR's growth strategy.

Year 2000

  SPR established a Year 2000 project team that completed its review and corrected any Year 2000 related issues in 1999. As an additional safeguard, information technology staff were available over the January 1, 2000, weekend to address any issues which may have arisen at that time. The cost of the Year 2000 remediation effort amounted to less than $200,000.

Recent Events

  On January 28, 2000, SPR and Leapnet, Inc. announced a merger of Brassie Corporation, a wholly owned subsidiary of Leapnet, with and into SPR, under a definitive merger agreement. The board of directors of each company has approved the merger and has recommended that their shareholders vote in favor of the merger. The transaction will be structured as a tax-free purchase by Leapnet. Each of SPR's common shares will be exchanged for 1.085 shares of Leapnet's common stock

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent SPR's present expectations or beliefs concerning future events. SPR cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements including statements pertaining to: (i) the expected continued success of SPR's information technology consultants training program, (ii) SPR's future ability to effectively manage its consultant utilization rates and its hourly consultant billing rates, (iii) SPR's ability to leverage its Century Date Compliance expertise into providing other mass change and project management services to its clients, (iv) successful management of engagement and contract risks, and (v) SPR's ability to expand and develop additional branch offices and Virtual Insourcing Centers. Results actually achieved thus may differ materially from expected results included in these statements.

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

                                 1999                                1998                                1997
                  ----------------------------------- ----------------------------------- -----------------------------------
                  1st Qtr. 2nd Qtr. 3rd Qtr. 4th Qtr. 1st Qtr. 2nd Qtr. 3rd Qtr. 4th Qtr. 1st Qtr. 2nd Qtr. 3rd Qtr. 4th Qtr.
                  -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
Revenue.........   $ 16.5   $16.7    $ 14.3   $10.6    $19.0    $21.4    $22.4    $22.5    $10.5    $12.2    $14.2    $16.5
Gross profit....      3.3     4.0       2.7     4.9      7.7      8.8      9.3      9.0      3.8      4.9      5.9      6.4
Operating income
 (loss).........     (1.4)   (0.4)     (1.7)    0.3      3.1      3.7      4.2      4.4      1.0      0.9      2.1      2.1
Net income
 (loss).........     (0.5)    0.1      (0.3)    1.1      2.0      2.5      3.0      3.0      0.9      0.8      2.0      0.9
Net income per
 share--assuming
 dilution.......   $(0.04)  $0.01    $(0.03)  $0.08    $0.16    $0.19    $0.21    $0.21    $0.08    $0.08    $0.20    $0.07

  Operating results fluctuate based upon the timing of service offering expansion activities, the hiring and training of consultants, the initiation and completion of engagements, the timing of corporate expenditures, and the number of billing days in the respective quarter.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  SPR maintains investments in marketable securities. As of December 31, 1999, the aggregate fair value of SPR's marketable securities was $45.9 million. SPR currently does not invest excess funds in derivative financial instruments.

ITEM 8. FINANCIAL STATEMENT AND SUBSEQUENT DATA

  The information in response to this item is included in the financial statements and notes thereto, and the related Report of Independent Public Accountants, appearing on pages F-1 to F-16 of this Form 10-K, and in Item 7 of this Form 10-K under the caption "Quarterly Results of Operations."

ITEM 9. CHANGE IN ACCOUNTANTS

  No change in independent public accountants during the two years ended December 31, 1999.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

  A board of six (6) directors was elected at the 1999 annual meeting of stockholders. The following sets forth the name, age and the positions held of each director currently holding office.

  Robert M. Figliulo (age: 45) has served as Chief Executive Officer and Chairman of SPR since June 1997 and previously served as President and Chairman of SPR Chicago. Since joining SPR in May 1976, Mr. Figliulo has held numerous positions, including Programmer, Analyst, Account Manager, General Manager of both the Tulsa and Chicago offices and Vice President of Marketing. Mr. Figliulo received a Masters in Business Administration from the University of Chicago in 1987. Mr. Figliulo is the brother of David Figliulo.

  Stephen J. Tober (age: 35) has served as SPR's Chief Operating Officer since June1998 and as Executive Vice President--Finance and Business Development since June 1997. Prior to joining SPR, Mr. Tober worked in the investment banking division of Salomon Smith Barney from 1995 through 1997. From 1991 through 1995 Mr. Tober worked in corporate finance group of the law firm Latham & Watkins. Mr. Tober received a J.D. degree from the University of Virginia School of Law in 1991 and a B.A. degree from Amherst College in 1987.

  David A. Figliulo (age: 39) has served as Executive Vice President and Director of SPR since June 1997, and previously served as Vice President of SPR Chicago. Since joining SPR in July 1989, Mr. Figliulo has served as an Account Manager and as the Vice President of Sales in SPR's Chicago office. Prior to joining SPR, Mr. Figliulo worked as an Account Manager for Baxter Healthcare, an international pharmaceutical company, in the

Oxygen Systems Division and was recognized as the division's top salesman in the United States in 1987, 1988 and 1989. Mr. Figliulo is the brother of Robert Figliulo.

  Ronald L. Taylor (age: 56) has served since 1987 as a Director, President and Chief Operating Officer of DeVry, Inc., one of the largest publicly-owned, degree-granting, higher education companies in North America. Mr. Taylor co-founded Keller Graduate School of Management and was, from 1973 to 1987, its President and Chief Operating Officer. Mr. Taylor received a Masters in Business Administration degree from Stanford University in 1971 and a B.A. degree from Harvard University in 1966.

  Sydnor W. Thrift, Jr. (age: 71) has served as Vice President of Baseball Operations for the Baltimore Orioles professional baseball team since November 1999, having spent the earlier part of 1999 as Director of Player Personnel. From November 1994 through 1998, Mr. Thrift was the Orioles Director of Player Development. His baseball career prior to the Baltimore Orioles includes the Chicago Cubs where he was Assistant General Manager from November 1991 through October 1994. During 1991, he served as a consultant to three professional baseball teams (San Francisco Giants, Los Angeles Dodgers and the New York
Mets). Mr. Thrift was the General Manager of the Pittsburgh Priates from November 1985 through October 1988.

  David P. Yeager (age: 47) has served as Vice Chairman of the Board of Directors of Hub Group, Inc., the largest intermodal marketing company in the United States, since January 1992. Mr. Yeager has also served as Chief Executive Officer of Hub Group, Inc. since March 1995 and was President of Hub City Terminals-Chicago from October 1985 through December 1991. Mr. Yeager received a Masters in Business Administration degree from the University of Chicago in 1987.

Executive Officers

  Executive officers of the Company are appointed by, and serve at the direction of, the Board of Directors. The following sets forth the executive officers of SPR, their ages and positions as of December 31, 1999.

  Robert M. Figliulo. See the description under "Directors."

  Stephen J. Tober. See the description under "Directors."

  David A. Figliulo. See the description under "Directors."

  Stephen T. Gambill (age: 49) has served as Vice President and Chief Financial Officer since July 1996. From 1982 through July 1996, Mr. Gambill, a certified public accountant, held various financial management positions within Natural Gas Pipeline Company of America, a large natural gas pipeline, and most recently served as its Director of Accounting. Prior to 1982, Mr. Gambill held various auditing positions with the public accounting firms of Coopers and Lybrand and Deloitte, Haskins & Sells. Mr. Gambill received a Masters in Business Administration degree from the University of Chicago in 1987.

ITEM 11. EXECUTIVE COMPENSATION

  The information in response to this item is incorporated herein by reference from the section of the Proxy Statement captioned "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information in response to this item is incorporated herein by reference from the section of the Proxy Statement captioned "Security Ownership of Management and Certain Beneficial Owners."

  The following graph shows a comparison of cumulative total returns for the Company, the Nasdaq Stock Market--U.S. & Foreign Index and the Nasdaq Computer & Data Processing Services Index during the period commencing on October 2, 1997, the date of the Company's initial public offering, and ending
December 31,

1999. The comparison assumes $100 was invested on October 2, 1997 in the Company's Common Stock, the Nasdaq Stock Market--U.S. & Foreign Index and the Nasdaq Computer & Data Processing Services Index and assumes the reinvestment of all dividends, if any.


[GRAPH]

                                            10/2/97 12/31/97 12/31/98 12/31/99
                                            ------- -------- -------- --------
SPR Inc.                                    $100.00  $90.70  $138.00  $ 49.00
Nasdaq Stock Market--U.S. & Foreign Index   $100.00  $92.10  $127.60  $239.40
Nasdaq Computer & Data Processing Services
 Index                                      $100.00  $94.20  $168.10  $369.10

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Prior to the closing date of the Offering in October 1997, SPR entered into a tax indemnity agreement with each of its then current stockholders which provides, among other things, that SPR will indemnify such stockholders against additional income taxes resulting from adjustments made (as a result of a final determination made by a competent tax authority) to the taxable income reported by SPR as an S corporation for periods prior to the initial public offering, but only to the extent those adjustments result in a decrease in income taxes otherwise payable by SPR as a C corporation for periods after the initial public offering.

  SPR paid approximately $324,000, $340,000, and $480,000 during 1999, 1998, and 1997 respectively, in fees to a law firm having a partner whom is a stockholder of SPR and who is a brother of certain executive officers of SPR. A portion of the fees paid in 1998 and 1997 related to services performed by such firm in connection with the 1996 mergers and the 1997 and 1998 offerings. In 1999, $159,000 of the $324,000 was attributed to a failed merger. In addition, fees of $128,000 were paid to another law firm having a partner whom is a stockholder of SPR and a brother of certain executive officers of SPR in 1999.

  During 1999 and 1998, SPR paid approximately $196,000 and $314,000, respectively, to a higher education company having a president and chief operating officer who is a director of SPR.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1) Financial Statements.

  The following financial statements and notes thereto, and the related Independent Auditors' Report, are filed as part of this form 10-K on pages F-1 to F-17:

    Report of Independent Public Accountants

    Balance Sheets at December 31, 1999 and 1998

    Statements of Operations for the years ended December 31, 1999, 1998, and
  1997

    Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997

    Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997 Notes to Financial Statements

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

 10.1.5 Management Employment Agreement dated as of June 2, 1997 between the
        Registrant and Michael J. Fletcher.*

 10.4   Amended and Restated Combined Incentive and Non-statutory Stock Option
        Plan.*

 10.5   Revised form of employee Stock Purchase Plan.*

 10.6   Lease for 2015 Spring Road, Oak Brook, Illinois.*

 10.6.1 First Amendment to Lease for 2015 Spring Road, Oak Brook, Illinois.

10.6.2   Third Amendment to Lease for 2015 Spring Road, Oak Brook, Illinois.

10.6.3   Fourth Amendment to Lease for 2015 Spring Road, Oak Brook, Illinois.

10.7     Lease for 400 Mid-Continent Tower, Tulsa, Oklahoma.*

10.7.1   Third Amendment to Lease for 400 Mid-Continent Tower, Tulsa, Oklahoma.*

10.7.2   Fourth Amendment to Lease for 400 Mid-Continental Tower, Tulsa, Oklahoma.#

10.7.3   Fifth Amendment to Lease for 400 Mid-Continental Tower, Tulsa, Oklahoma.

10.8     Lease for 100 East Wisconsin Avenue, Milwaukee, Wisconsin.*

10.8.1   Second Amendment to Lease for 100 East Wisconsin Avenue, Milwaukee, Wisconsin.

10.9     Sublease for 815 Commerce Drive, Oak Brook, Illinois.*

10.10    Lease for Tower Executive Office Building, N14 W24200 Tower Place, Pewaukee, Wisconsin.

10.11    Lease for 800 West Airport Freeway, Irving, Texas.

10.11.1  First Amendment to Lease for 800 West Airport Freeway, Irving, Texas.

10.12    Form of Tax Indemnity Agreement.*

27.1     Financial Data Schedule.

--------
* Incorporated by reference to SPR Inc.'s Registration Statement on Form S-1 (No. 333-32735), which was declared effective by the Securities and Exchange Commission on October 1, 1997.
# Incorporated by reference to SPR Inc.'s Form 10-K (No. 000-22097) for the year ending December 31, 1997.

  (b) Reports on Form 8-K.

  No reports on Form 8-K have been filed by SPR during the period covered by this report.

                         INDEX TO FINANCIAL STATEMENTS

Report of Arthur Andersen LLP, Independent Public Accountants............. F-2
Balance Sheets as of December 31, 1999 and 1998........................... F-3
Statements of Operations for the Fiscal Years Ended December 31, 1999,
 1998, and 1997........................................................... F-4
Statements of Stockholders' Equity for the Years Ended December 31, 1999,
 1998 and 1997............................................................ F-5
Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and
 1997..................................................................... F-6
Notes to Financial Statements............................................. F-7

                   Report of Independent Public Accountants

To the Stockholders of SPR Inc.:

  We have audited the accompanying balance sheets of SPR Inc. (a Delaware corporation) as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPR Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 18, 2000

                                    SPR INC.

                                 BALANCE SHEETS

                                                       Years Ended December
                                                                31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
Assets
Current assets:
  Cash and cash equivalents.......................... $ 4,322,192  $ 7,207,273
  Accounts receivable, net:
    Trade............................................   6,068,025   12,779,270
    Income taxes and other...........................   2,427,111      893,752
  Marketable securities..............................  46,226,804   43,905,707
  Prepaid expenses and other.........................     474,085      523,041
  Deferred taxes.....................................     795,500    1,971,394
                                                      -----------  -----------
  Total current assets...............................  60,313,717   67,280,437
                                                      -----------  -----------
Property and equipment, at cost:
  Leasehold improvements.............................     686,631      403,025
  Computer equipment and software....................   3,730,819    3,086,179
  Office furniture and equipment.....................   2,922,975    2,502,443
                                                      -----------  -----------
                                                        7,340,425    5,991,647
    Less--accumulated depreciation and amortization..  (3,598,480)  (2,005,065)
                                                      -----------  -----------
      Property and equipment, net....................   3,741,945    3,986,582
Deferred taxes.......................................     104,637      171,225
                                                      -----------  -----------
        Total assets................................. $64,160,299  $71,438,244
                                                      ===========  ===========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable................................... $ 2,004,660  $ 1,466,669
  Accrued expenses:
    Payroll and payroll related......................   2,773,086    3,700,970
    Other............................................     321,349      488,033
  Deferred income....................................     300,000    2,975,000
                                                      -----------  -----------
    Total current liabilities........................   5,399,095    8,630,672
                                                      -----------  -----------
Commitments and contingencies
Stockholders' equity
  Common stock $.01 par, 25,000,000 shares
   authorized, 13,975,976 and 13,843,442 shares
   issued and outstanding at December 31, 1999 and
   1998, respectively ...............................     139,760      138,434
  Preferred stock, $.01 par, 3,000,000 shares
   authorized, no shares issued and outstanding......         --           --
  Treasury stock, 1,150,692 shares, at cost..........  (5,205,273)         --
  Additional paid in capital.........................  52,073,090   51,269,440
  Retained earnings..................................  11,753,627   11,399,698
                                                      -----------  -----------
    Total stockholders' equity.......................  58,761,204   62,807,572
                                                      -----------  -----------
      Total liabilities and stockholders' equity..... $64,160,299  $71,438,244
                                                      ===========  ===========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                                    SPR INC.

                            STATEMENTS OF OPERATIONS

                                              Years Ended December 31,
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
Revenues................................ $58,104,283  $85,343,514  $53,421,924
Cost of services........................  43,242,570   50,507,854   32,376,687
                                         -----------  -----------  -----------
  Gross profit..........................  14,861,713   34,835,660   21,045,237
Costs and expenses:
  Selling...............................   4,965,754    5,275,048    4,855,567
  Recruiting............................   1,205,092    1,827,376    1,608,059
  General and administrative expenses...  11,893,035   12,319,835    8,437,804
                                         -----------  -----------  -----------
    Total costs and expenses............  18,063,881   19,422,259   14,901,430
                                         -----------  -----------  -----------
Operating income (loss).................  (3,202,168)  15,413,401    6,143,807
Other income (expense):
  Interest expense......................        (379)      (4,203)    (178,783)
  Interest income.......................   2,642,197    2,080,420      266,851
  Other, net............................       3,017        6,938      (41,257)
                                         -----------  -----------  -----------
    Total other income..................   2,644,835    2,083,155       46,811
                                         -----------  -----------  -----------
Income (loss) before income taxes.......    (557,333)  17,496,556    6,190,618
Provision (benefit) for income taxes....    (911,262)   6,998,623    1,552,422
                                         -----------  -----------  -----------
Net income.............................. $   353,929  $10,497,933  $ 4,638,196
                                         ===========  ===========  ===========
Historical net income per share:
  Basic................................. $      0.03  $      0.80  $      0.45
                                         ===========  ===========  ===========
  Diluted............................... $      0.03  $      0.77  $      0.43
                                         ===========  ===========  ===========
Pro forma income data:
  Net income as reported................                           $ 4,638,196
  Pro forma adjustment to recognize C
   corporation provision for income
   taxes................................                             1,469,071
                                                                   -----------
  Pro forma net income..................                           $ 3,169,125
                                                                   ===========
Pro forma net income per share:
  Basic.................................                           $      0.31
                                                                   ===========
  Diluted...............................                           $      0.30
                                                                   ===========
Weighted average number of shares
 outstanding:
  Basic.................................  13,375,569   13,144,412   10,306,032
  Diluted...............................  13,512,759   13,641,558   10,669,072

  The accompanying notes to financial statements are an integral part of these statements.

                                    SPR INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                             Common Stock           Treasury Stock       Additional     Retained        Total
                          --------------------  -----------------------    Paid-in      Earnings    Stockholders'
                            Shares     Amount     Shares      Amount       Capital     (Deficit)       Equity
                          ----------  --------  ----------  -----------  -----------  ------------  -------------
Balance at December 31,
 1996...................   9,701,100  $ 97,011         --   $       --   $46,702,525  $(44,292,188)  $ 2,507,348
 Net income.............         --        --          --           --           --      4,638,196     4,638,196
 Employee stock purchase
  plan..................      35,957       360         --           --       324,222           --        324,582
 Capitalization of
  undistributed S
  Corporation earnings
  in conjunction with
  termination of S
  Corporation election
  on October 1, 1997....         --        --          --           --   (45,444,263)   45,444,263           --
 S Corporation
  distributions.........         --        --          --           --           --     (4,885,771)   (4,885,771)
 Employee stock option
  plan and related tax
  benefits..............         --        --          --           --       458,886           --        458,886
 Sale of stock in
  initial public
  offering, net of
  issuance costs........   2,400,000    24,000         --           --    22,462,431           --     22,486,431
                          ----------  --------  ----------  -----------  -----------  ------------   -----------
Balance at December 31,
 1997...................  12,137,057   121,371         --           --    24,503,801       904,500    25,529,672
 Net income.............                                                                10,497,933    10,497,933
 Employee stock purchase
  plan..................      94,646       946         --           --     1,141,285                   1,142,231
 Treasury stock
  retired...............      (2,250)      (23)        --           --       (21,243)       (2,735)      (24,001)
 Employee stock option
  plan and related tax
  benefits..............     232,499     2,325         --           --     2,557,795           --      2,560,120
 Sale of stock in
  secondary public
  offering, net of
  issuance costs........   1,350,000    13,500         --           --    23,087,750           --     23,101,250
 Other..................      31,490       315         --           --            52           --            367
                          ----------  --------  ----------  -----------  -----------  ------------   -----------
Balance at December 31,
 1998...................  13,843,442   138,434         --           --    51,269,440    11,399,698    62,807,572
 Net income.............                                                                   353,929       353,929
 Employee stock purchase
  plan..................     128,654     1,287         --           --       583,978                     585,265
 Treasury stock
  acquired..............                        (1,150,692)  (5,205,273)                              (5,205,273)
 Employee stock option
  plan and related tax
  benefits..............       3,880        39         --           --       219,672           --        219,711
                          ----------  --------  ----------  -----------  -----------  ------------   -----------
Balance at December 31,
 1999...................  13,975,976  $139,760  (1,150,692) $(5,205,273) $52,073,090  $ 11,753,627   $58,761,204
                          ==========  ========  ==========  ===========  ===========  ============   ===========


  The accompanying notes to financial statements are an integral part of these statements.

                                    SPR INC.

                            STATEMENTS OF CASH FLOWS

                                             Years Ended December 31,
                                      -----------------------------------------
                                          1999          1998          1997
                                      ------------  ------------  -------------
Cash flows from operating
 activities:
  Net income for the period.........  $    353,929  $ 10,497,933  $   4,638,196
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Depreciation and amortization...     1,593,415     1,364,784        435,151
    Deferred taxes..................     1,242,482    (2,331,465)       188,846
    Expense related to employee
     stock option plan..............       150,984       150,984        458,886
    Loss on sale of property and
     equipment......................           --        239,977         41,257
    (Increase) decrease in accounts
     receivable, net................     5,222,567    (4,378,855)    (3,712,391)
    (Increase) decrease in prepaid
     expenses and other.............        48,956      (286,320)       466,784
    Increase in accounts payable....       537,991       174,718        332,459
    Increase (decrease) in accrued
     expenses.......................    (1,094,568)     (559,953)     2,991,658
    Increase (decrease) in deferred
     income.........................    (2,675,000)    2,975,000            --
                                      ------------  ------------  -------------
      Net cash provided by operating
       activities...................     5,380,756     7,846,803      5,840,846
                                      ------------  ------------  -------------
Cash flows from investing
 activities:
  Purchases of property and
   equipment, net of sales..........    (1,348,778)   (3,317,508)    (1,231,084)
  Purchases of marketable
   securities.......................   (36,267,097)  (72,880,518)  (182,122,189)
  Sales/maturity of marketable
   securities.......................    33,946,000    48,018,000    163,079,000
  Decrease in notes receivable--
   other............................           --            --          10,879
  Decrease in notes receivable--
   related parties..................           --            --         181,245
                                      ------------  ------------  -------------
      Net cash used in investing
       activities...................    (3,669,875)  (28,180,026)   (20,082,149)
                                      ------------  ------------  -------------
Cash flows from financing
 activities:
  Proceeds from the sale of common
   stock, net of issuance costs of
   approximately $3,114,000 in 1997
   and $1,705,000 in 1998,
   respectively.....................           --     23,101,250     22,486,431
  Treasury stock acquired...........    (5,205,273)
  Payments on note payable--related
   party............................           --            --        (641,266)
  Proceeds from employee stock
   purchase plan....................       585,265     1,142,231        324,582
  Proceeds from employee stock
   option plan......................        24,046     1,187,292            --
  Distributions.....................           --            --      (4,635,261)
  Payments on term note payable.....           --            --        (216,005)
  Net borrowings on line of credit
   and term note....................           --            --      (1,300,000)
  Other cash flows from financing
   activities.......................           --        (23,634)           --
                                      ------------  ------------  -------------
      Net cash provided by (used in)
       financing activities.........    (4,595,962)   25,407,139     16,018,481
                                      ------------  ------------  -------------
Net increase (decrease) in cash.....    (2,885,081)    5,073,916      1,777,178
Cash and cash equivalents, beginning
 of period..........................     7,207,273     2,133,357        356,179
                                      ------------  ------------  -------------
Cash and cash equivalents, end of
 period.............................  $  4,322,192  $  7,207,273  $   2,133,357
                                      ============  ============  =============
Supplemental disclosure of cash
 payments made for:
  Interest..........................  $        379  $      4,203  $     178,783
  Income taxes......................       589,852     9,526,096         40,550
                                      ============  ============  =============

  The accompanying notes to financial statements are an integral part of these statements.

                         Notes to Financial Statements

NOTE 1--BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  (a) Business--Founded in 1973 and headquartered in the Chicago area, SPR Inc. (the "Company") provides information technology services to Fortune 1000 companies in a variety of industry groups including transportation, manufacturing, insurance, retail, financial services, healthcare, and energy. These services include General Consulting as well as five outsourcing services: software modernization, mass change, application management, information delivery, and software quality services. The outsourcing services help clients with comprehensive solutions for maintaining, improving and transitioning legacy systems. SPR has offices in Oak Brook, IL, Dallas, Milwaukee, and Tulsa.

  (b) Basis of Presentation--SPR Inc. was formed on October 29, 1996. During October 1996, Systems and Programming Resources, Inc., Systems & Programming Resources of Tulsa, Inc., SPR Wisconsin, Inc., SPR Chicago Inc., and Consulting Acquisition, Inc. (d.b.a. DataFlex) merged into SPR Inc. at which time the stockholders of such companies received an aggregate of 9,700,786 shares of common stock of SPR Inc. Systems and Programming Resources, Inc., SPR Wisconsin, Inc., SPR Chicago Inc., Consulting Acquisition, Inc. and SPR Inc. are under common ownership and control and were accounted for at historical cost as a reorganization of entities under common control (similar to the pooling of interests method of accounting). The merger of Systems & Programming Resources of Tulsa, Inc. into SPR Inc. was accounted for using the pooling of interests method of accounting. The accompanying financial statements of the Company have been prepared to give retroactive effect to the merger.

  (c) Cash and Cash Equivalents--Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less.

  (d) Accounts Receivable--Accounts receivable include fees and expenses for services rendered prior to year end which were billed subsequent to year end. Amounts relating to such fees and expenses included in accounts receivable are $1,990,675 and $2,320,189 at December 31, 1999 and 1998, respectively. A summary of the activity in allowance for doubtful accounts for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                 Balance at Charged to             Balance at
                                 Beginning  Costs and                End of
                                  of Year    Expenses   Write-Offs    Year
                                 ---------- ----------  ---------- ----------
   1999 Allowance for Doubtful
    Accounts....................  $843,695  $(400,000)   $96,984    $346,711
   1998 Allowance for Doubtful
    Accounts....................  $843,695  $     --     $   --     $843,695
   1997 Allowance for Doubtful
    Accounts....................  $ 74,399  $ 852,747    $83,451    $843,695

  (e) Marketable securities--The Company invests in investment-grade marketable securities with varying maturities. These securities include municipal bonds and corporate bonds. The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Management determines the classification of investments under SFAS No. 115 at the time of purchase and reevaluates such classifications as of each balance sheet date.

  The carrying amounts and fair values of the Company's marketable securities are as follows:

                                           Years Ended December 31,
                                -----------------------------------------------
                                         1999                    1998
                                ----------------------- -----------------------
                                 Amortized   Aggregate   Amortized   Aggregate
                                Cost Basis  Fair Value  Cost Basis  Fair Value
                                ----------- ----------- ----------- -----------
Held-to-maturity:
  U.S. corporate notes maturing
   within
   10 years.................... $21,842,680 $21,519,123 $17,655,707 $17,640,942
                                ----------- ----------- ----------- -----------
Available-for-sale:
  U.S. corporate notes maturing
   after
   10 years....................  10,084,124  10,084,124  12,700,000  12,700,000
  Municipal obligations
   maturing after
   10 years....................  14,300,000  14,300,000  13,550,000  13,550,000
                                ----------- ----------- ----------- -----------
    Total available-for-sale...  24,384,124  24,384,124  26,250,000  26,250,000
                                ----------- ----------- ----------- -----------
Total short-term investments... $46,226,804 $45,903,247 $43,905,707 $43,890,942
                                =========== =========== =========== ===========

  The following schedule shows the components of investment income at December 31, 1999, 1998 and 1997:

                                                          December 31,
                                                 ------------------------------
                                                    1999       1998      1997
                                                 ---------- ---------- --------
Interest Income................................. $2,453,747 $1,918,893 $244,506
Dividend Income.................................     10,967     13,696    8,997
                                                 ---------- ---------- --------
Total Investment Income......................... $2,464,714 $1,932,589 $253,503
                                                 ========== ========== ========

  (f) Revenue Recognition--Revenues are recognized as the related services are performed. Clients are generally billed on a time and materials basis. The Company accounts for its fixed fee engagements under the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contract to measure the stage of completion. The cumulative effects of revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring the revision become known. Less than 1% and approximately 4% of revenues were generated from fixed-price engagements during 1999 and 1998, respectively.

  (g) Property and Equipment--Property and equipment are stated at cost. Expenditures for repair and maintenance are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method. The estimated useful lives used in computing depreciation and amortization are as follows:

                     Asset Description                          Asset Life
                     -----------------                          ----------
     Leasehold improvements........................... Shorter of lease term or estimated useful life of
                                                        the asset
     Computer equipment and software.................. 3 years
     Office furniture and equipment................... 5 years

  (h) Deferred Income--The determination of deferred income is based on management's estimate of the services to be performed related to completing the Company's century date compliance projects, and is adjusted as additional or new information becomes available.

  (i) Distributions--Distributions are recorded when declared by the board of directors.

  (j) Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (k) Income Taxes--Prior to the consummation of the initial public offering on October 1, 1997, the Company elected to be taxed as an S corporation. As a result, income of the Company was taxable to the shareholders. On October 1, 1997, the Company's S corporation status was terminated and the Company became a C corporation. At this time, the retained deficit of the Company was reclassified and netted against additional paid-in capital.

  (l) Pro forma net income and net income per share--The pro forma net income and net income per share include a provision for federal and state income taxes as if the Company had been a C corporation for all periods presented.

  (m) Reclassifications--Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2--BUSINESS SEGMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company has no separately reportable segments in accordance with this standard. Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net revenues by service offering. Amounts for the years ended December 31, 1999, 1998, and 1997 are shown in the table below.

                                              December 31,
                          -----------------------------------------------------
                                1999              1998              1997
                          ----------------- ----------------- -----------------
                           Revenues     %    Revenues     %    Revenues     %
                          ----------- ----- ----------- ----- ----------- -----
General consulting......  $21,821,105 37.6% $30,443,400 35.7% $27,630,770 51.7%
Century date
 compliance.............   13,463,779 23.2%  33,824,961 39.6%  17,215,227 32.2%
Application management..    9,412,643 16.2%   6,033,476  7.1%   5,318,936 10.0%
Software quality........    8,482,777 14.6%   4,221,395  4.9%         --    --
All other service
 offerings..............    4,923,979  8.4%  10,820,282 12.7%   3,256,991  6.1%
                          -----------       -----------       -----------
  Total revenues........  $58,104,283       $85,343,514       $53,421,924
                          ===========       ===========       ===========

NOTE 3--CONCENTRATION OF CREDIT RISK

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

  During 1997, the Company began performing services for a client that filed for Chapter 11 bankruptcy protection during the third quarter of 1997. The Company has received payments for all amounts related to the bankruptcy period, and in 1999, the customer emerged from bankruptcy. This customer accounted for approximately 1%, 7%, and 8% of revenues for the years ended December 31, 1999, 1998, and 1997, respectively. The Company is continuing to perform services for this customer.

  The Company's customers are predominantly in the Midwest, with the majority of customers located in Chicago, Tulsa, Milwaukee, and Dallas. One customer in the telecommunication and energy industries accounted for approximately 11%, 4%, and 1% of revenues for the years ended December 31, 1999, 1998, and 1997, respectively. A customer in the insurance industry accounted for 6%, 7%, and 12% of revenues for the years ended December 31, 1999, 1998, and 1997, respectively. A transportation industry customer accounted for 6%, 11%, and 5% of revenues for the years ended December 31, 1999, 1998, and 1997, respectively. The Company has no off balance sheet credit risk.

NOTE 4--INCOME TAXES

  Prior to the initial public offering of the Company's Common Stock completed on October 1, 1997 (the "Offering"), the Company included its income and expenses with those of its stockholders for Federal and certain state income tax purposes (an S corporation election). By this election, income of the Company is taxable to the stockholders. In connection with the Offering, the Company terminated its S corporation election and converted to a C corporation. The Company recorded a deferred income tax liability and corresponding income tax expense of $712,000, arising from the change in the Company's tax status and a change from the cash basis to the accrual basis of accounting for tax purposes. Beginning October 1, 1997, the Company provides for deferred income taxes under the asset and liability method of accounting for income taxes. This method requires the recognition of deferred income taxes based upon the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

  Prior to consummation of the Offering, the Company made a distribution to its existing stockholders of part of the Company's undistributed S corporation earnings.

  The unaudited pro forma provision for income taxes presented on the statement of operations for 1997 represents the estimated taxes that would have been recorded had the Company been a C corporation for income tax purposes for the entirety of this period. The pro forma provision for income taxes is as follows:

                                                                    December 31,
                                                                        1997
                                                                    ------------
   Federal.........................................................  $2,736,725
   State...........................................................     284,768
                                                                     ----------
     Total income tax expense......................................  $3,021,493
                                                                     ==========

  During 1999, 1998, and the fourth quarter of 1997, the Company was a C corporation for income tax purposes. The provision for income taxes for 1999, 1998, and the portion of 1997 that the Company was a C corporation includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The provision for income taxes consists of the following:

                                                     December 31,
                                           -----------------------------------
                                              1999         1998        1997
                                           -----------  ----------  ----------
   Current:
     Federal.............................  $(1,767,739) $7,627,347  $1,202,361
     State...............................     (386,005)  1,702,741     161,215
                                           -----------  ----------  ----------
       Total current provision
        (benefit)........................   (2,153,744)  9,330,088   1,363,576
   Deferred:
     Federal.............................    1,019,798  (1,905,973)   (445,264)
     State...............................      222,684    (425,492)    (77,890)
                                           -----------  ----------  ----------
       Total deferred provision
        (benefit)........................    1,242,482  (2,331,465)   (523,154)
   Initial recognition of deferred income
    taxes resulting from change in tax
    status...............................          --          --      712,000
                                           -----------  ----------  ----------
       Total income tax provision
        (benefit)........................  $  (911,262) $6,998,623  $1,552,422
                                           ===========  ==========  ==========

  Reconciliations of the statutory federal tax rates to the pro forma and actual effective income tax rates are as follows:

                                                           December 31,
                                                    --------------------------
                                                                      1997
                                                                  ------------
                                                     1999   1998   Pro
                                                    Actual Actual forma Actual
                                                    ------ ------ ----- ------
     Statutory rate................................  (34)%   34%   34%    34%
     State taxes, net of federal benefit...........   (5)%    5%    5%     1%
     S Corporation income taxed to its
      shareholders.................................   -- %  -- %  -- %  (24)%
     Income taxes (benefited) recognized as a
      result of a change in tax status.............  (18)%  -- %  -- %    11%
     Increase in valuation allowance ..............   -- %  -- %    6%     2%
     S corporation liability associated with
      indemnefication.............................. (107)%
     Other.........................................   -- %    1%    4%     1%
                                                    ------  ----  ----  -----
       Effective rate.............................. (164)%   40%   49%    25%
                                                    ======  ====  ====  =====

  The significant components of the Company's deferred income tax assets and liabilities as of December 31, 1999, 1998 and 1997, are as follows:

                                                     December 31,
                                           -----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  -----------
     Deferred income tax assets:
       Payroll and related...............  $  395,459  $  443,916  $   311,196
       Allowance for doubtful accounts...     138,685     337,478       75,501
       Deferred income...................     120,000   1,190,000          --
       Stock options.....................     220,733     161,458      153,360
       Intangibles.......................     672,464     852,998      965,064
       Depreciation......................      25,260       9,767          --
                                           ----------  ----------  -----------
       Total deferred income tax assets..   1,572,601   2,995,617    1,505,121
       Valuation allowance...............    (672,464)   (852,998)  (1,321,567)
                                           ----------  ----------  -----------
     Net deferred tax income assets......  $  900,137  $2,142,619  $   183,554
                                           ==========  ==========  ===========
     Deferred income tax liabilities:
     Change in tax accounting method
      (cash to accrual)..................  $      --   $      --   $   356,400
     Depreciation........................         --          --        16,000
                                           ----------  ----------  -----------
       Total deferred income tax
        liabilities......................  $      --   $      --   $   372,400
                                           ==========  ==========  ===========

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

NOTE 5--CHANGE IN DEFERRED INCOME

  In the fourth quarter of 1999, the Company changed its estimate of the services to be performed related to completing the Company's century date compliance projects. This non-cash change in estimate decreased 1999 cost of services by approximately $2.7 million ($1.6 million net of tax). or approximately $0.12 per diluted common share.

NOTE 6--STOCK REPURCHASE PROGRAM

  On March 17, 1999 the Company announced a plan to purchase up to 1.5 million of its shares of common stock under a stock repurchase program. The quantity to be purchased and the targeted price was determined daily, based upon management's discretion. As of December 31, 1999, the Company has purchased 1,150,692 shares at an average price per share of $4.52.

NOTE 7--LINES OF CREDIT AND LONG-TERM DEBT

  In June 1997, the Company entered into a loan agreement that provided for a revolving loan facility and a term loan facility. The revolving loan facility allowed for maximum borrowings of the lesser of (a) $2,000,000 less the undrawn face amount of letters of credit or (b) the borrowing base, as defined, less the undrawn face amount of letters of credit. Interest on revolving loans was at the bank's prime rate (8.5% at December 31, 1997). The revolving loan facility matured in March 1998. The term loan facility provided for maximum borrowings of $2,000,000 for use for certain purposes and was cancelled upon consummation of the initial public offering in October 1997. Interest was payable quarterly at the prime rate plus 1% (9.5% at December 31, 1997). The Company paid off borrowings under these facilities using proceeds from the offering. As of December 31, 1999, 1998 and 1997, there were no loans outstanding.

  Substantially all assets of the Company were collateral for borrowings under the loan agreement. The agreement contained certain restrictions, prohibiting, among other things, additional indebtedness without the lender's consent. The term loan agreement contained certain covenants including, among others, a requirement of a cash flow coverage ratio of not less than 1.1 to 1.0. The Company was in compliance with all loan covenants at the date the borrowings were repaid.

NOTE 8--LEASE AGREEMENTS

  The Company leases its office facilities under operating lease agreements that expire at various times through 2004. In addition, the Company leases certain equipment under operating lease agreements.

  In addition to the minimum future rental payments, the Company is obligated to pay certain operating expenses relating to its leased properties and equipment. Total expense under operating leases was approximately $1,591,000, $990,000, and $684,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The following is a schedule of minimum future rental payments required under the operating leases:

   Year Ended December 31,
   -----------------------
   2000.............................................................  1,318,141
   2001.............................................................  1,213,913
   2002.............................................................  1,080,212
   2003.............................................................    818,527
   2004.............................................................    493,259
                                                                     ----------
     Total minimum payments required................................ $4,924,052
                                                                     ==========

NOTE 9--401(K) PROFIT-SHARING PLAN

  The Company has a contributory 401(k) profit-sharing plan (the "Plan") covering substantially all full-time employees. The Plan allows participants to contribute up to 22% of their total compensation on a pretax basis, up to a specified amount. Beginning in 1999, the Company is required to contribute annually one-half of the first 6% of the participants' contributions, up to a maximum of $2,000 per participant. The total Company contribution for the year ended December 31, 1999 was approximately $640,000. Through 1998, the Company was required to contribute annually one-fourth of the first $2,000 of the participants' contributions, up to a maximum of $500 per participant. The total Company contribution was approximately $224,000 and $126,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE 10--COMMITMENTS AND CONTINGENCIES

  Letter of Credit--The Company had letters of credit of $55,000 and $78,700 at December 31, 1999 and 1998 as security for a lease agreement. The letter of credit is renewable each year.

  Litigation--In the ordinary course of conducting its business the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will be material to its business, financial position or results of operations.

  Employment Contracts--During 1998, the Company entered into employment contracts with certain employees. The employment contracts provide that in the event of a change in control the employee is entitled to a sum equal to (i) one year of the employee's effective annual base compensation immediately prior to the termination date, plus (ii) an amount equal to the prior year's cash bonus, plus (iii) cash value in the health plan. If a change in control occurred, as defined, at December 31, 1999, the Company's total commitment under the employment contracts would be approximately $2.1 million.

NOTE 11--STOCK PLANS

Description

  In June 1999, the Company's shareholders approved the 1999 Combined Incentive and Non-statutory Stock Option Plan. The 1999 plan provides for the granting of options to purchase a maximum of 1,250,000 shares of common stock. In November 1996, the Company adopted a Combined Incentive and Non-statutory Stock Option Plan and an Employee Stock Purchase Plan. 1,566,378 shares of common stock are reserved for issuance under the 1996 Combined Incentive and Non-statutory Stock Option Plan and 750,000 shares of common stock are reserved for issuance under the Employee Stock Purchase Plan.

  The 1999 Combined Incentive and Non-statutory Stock Option Plan provides that awards may be granted to employees, officers, and directors of the Company. Awards may consist of non-statutory stock options and incentive stock options to purchase shares of common stock and restricted stock purchase rights. Options granted under the plan generally vest over a five-year period at the rate of 20% per year. The exercise price per share of common stock may not be less than 85% (100% in the case of an ISO) of the fair market value of the common stock on the date the option is granted. Options and restricted stock purchase rights granted under the option plan must generally be exercised within ten years from the date of grant. In the case of any eligible employee who owns stock possessing more than 10% of the voting power of stock, the exercise price of any options granted may not be less than 110% of the fair market value of the common stock on the date of grant and the exercise period may not exceed five years from the date of grant. If the Company is acquired by another entity, outstanding awards may be assumed or substituted by the successor corporation, if any. If a successor corporation does not assume or substitute the awards, the vesting of the awards will be accelerated.

  The 1996 Combined Incentive and Non-statutory Stock Option Plan provides that awards may be granted to employees, officers, and directors of the Company. Awards may consist of non-statutory stock options and incentive stock options to purchase shares of common stock and stock appreciation rights ("SARs"). Incentive stock options ("ISOs") generally vest over a five-year period at the rate of 20% per year. The exercise price per share of common stock may not be less than 85% (100% in the case of an ISO) of the fair market value of the common stock on the date the option is granted. Options and SARs granted under the option plan must generally be exercised within ten years from the date of grant. In the case of any eligible employee who owns stock possessing more than 10% of the voting power of stock, the exercise price of any ISOs granted may not be less than 110% of the fair market value of the common stock on the date of grant and the exercise period may not exceed five years from the date of grant. In the event of a change in control, as defined, options vest immediately.

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

Activity

  Stock option activity for the Company's Combined Incentive and Non-statutory Stock Option Plan for the years ended December 31, 1997, 1998, and 1999 is as follows:

                                                     Average            Average
                                                     Exercise           Exercise
                                           Shares     Price    Shares    Price
                                         ----------  -------- --------  --------
   Outstanding @12/31/96................    645,348   $ 8.94    46,991   $8.94
   Granted..............................  1,431,709   $ 6.26   489,479   $5.35
   Exercised............................        --       --        --      --
   Cancelled/Expired.................... (1,297,745)  $ 8.28   (93,982)  $8.28
                                         ----------   ------  --------   -----
     Outstanding @12/31/97..............    779,312   $ 5.11   442,488   $5.11
   Granted..............................    221,175   $18.55       --      --
   Exercised............................   (111,663)  $ 5.11  (120,836)  $5.11
   Cancelled/Expired....................    (68,501)  $ 9.36       --      --
                                         ----------   ------  --------   -----
     Outstanding @12/31/98..............    820,323   $ 8.38   321,652   $5.11
   Granted..............................    221,000   $ 3.83    26,000       4
   Exercised............................     (3,880)  $ 6.20       --      --
   Cancelled/Expired....................   (279,157)  $ 8.37       --      --
                                         ----------   ------  --------   -----
   Outstanding @12/31/99................    758,286   $ 7.06   347,652   $5.01
                                         ==========   ======  ========   =====

  The number of options exercisable and the number of options available for grant at December 31, 1999, 1998, and 1997 are shown below:

                                                             December 31,
                                                       -------------------------
                                                         1999     1998    1997
                                                       --------- ------- -------
   Options exercisable at year-end....................   487,607 342,655 415,088
   Options available for grant at year-end............ 1,474,061 191,904 344,578

  The following table summarizes information about stock options outstanding at December 31, 1999:

                                            Options Outstanding                     Options Exercisable
                            ---------------------------------------------------- --------------------------
                                               Weighted Average
                                                  Remaining     Weighted Average
                                Number of      Contractual Life     Exercise               Weighted Average
   Exercise Price           Options (in Years)      Price        Options Price   Number of     Exercise
   --------------           ------------------ ---------------- ---------------- --------- ----------------
   $3.75...................       186,500            9.3             $ 3.75        15,000       $ 3.75
   $4.13...................        50,000            9.3             $ 4.13           --           --
   $5.11...................       733,088            7.4             $ 5.11       443,897       $ 5.11
   $10.75..................        40,350            8.0             $10.75         8,310       $10.75
   $21.00..................        96,000            8.5             $21.00        20,400       $21.00
                                ---------                                         -------
   $3.75-$21.00............     1,105,938            7.9             $ 6.42       487,607       $ 5.83
                                =========                                         =======

Accounting

  The Company currently utilizes Accounting Principles Board Opinion No. 25 in its accounting for stock plans. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123"). The accounting method as provided in the pronouncement is not required to be adopted; however, it is encouraged. The Company is not adopting the accounting provisions of SFAS No. 123. Had the Company accounted for its stock plans in accordance with SFAS No. 123, the Company's net income (loss) and earnings
(loss) per share for the years ended December 31, 1999, 1998, and 1997, would have been shown as the pro forma amounts indicated below:

                                           1999         1998         1997
                                        -----------  -----------  -----------
   Net income (a)...................... $   353,929  $10,497,933  $ 3,169,125
   SFAS No. 123 adjustment (net of
    tax)............................... $  (597,420) $  (593,100) $  (721,168)
   Proforma net income (loss).......... $  (243,491) $ 9,904,833  $ 2,447,957

   Basic Shares........................  13,375,569   13,144,412   10,306,032
   Diluted Shares......................  13,375,569   13,641,558   10,669,071

   Pro forma basic EPS................. $    (0.02)  $      0.75  $      0.24
   Pro forma diluted EPS............... $    (0.02)  $      0.73  $      0.23

--------
(a) The amounts shown in 1997 are pro forma net income amounts adjusted to recognize the tax impacts of the Company's conversion to a C corporation.

  The pro forma disclosure is not likely to be indicative of pro forma results, which may be expected in future years because of the fact that options vest over several years. Compensation expense is recognized as the options vest and additional awards may also be granted.

  For purposes of determining the pro forma effect of stock options, the fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model, assuming:

                                                                 Options
                                                                 Granted
                                                                 During:
                                                              -----------------
                                                              1999   1998  1997
                                                              ----   ----  ----
   Volatility................................................ 70.0%  55.0% 41.0%
   Dividend Yield............................................  0.0%   0.0%  0.0%
   Risk-free interest rate...................................  4.9%   5.4%  6.5%
   Expected life in years....................................    5      5     5

  The weighted average fair values of options granted under the Company's Combined Incentive and Non-Statutory Stock Option Plan for the years ended December 31, 1999, 1998, and 1997, were $2.30, $9.87, and $3.06, respectively.

  For purposes of determining the pro forma effect of the Employee Stock Purchase Plan purchase rights, the fair value of each purchase right is estimated on the date of grant based on the Black-Scholes option pricing model, assuming:

                                                      Employee Stock Purchase
                                                               Plan
                                                      Purchase Rights Issued
                                                              During:
                                                      -------------------------
                                                        1999       1998    1997
                                                      ---------  --------  ----
Volatility...........................................      70.0%     55.0% 41.0%
Dividend yield.......................................       0.0%      0.0%  0.0%
Risk-free interest rate.............................. 4.6%-5.0%  5.2%-5.4%  5.3%
Expected life in months..............................         6         6     3

  The weighted average fair values of purchase rights issued under the Company's Employee Stock Purchase Plan for the years ended December 31, 1999, 1998, and 1997 were $3.59, $4.71, and $2.50, respectively.

NOTE 12--EARNINGS PER SHARE

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

  Under the requirements of SFAS No. 128, the Company's basic and diluted per share amounts for the years ending December 31, 1999, 1998, and 1997 would be as follows:

                                                   Year  Ended December 31,
                         -----------------------------------------------------------------------------
                                   1999                      1998                      1997
                         ------------------------- ------------------------- -------------------------
                                         Per Share                 Per Share                 Per Share
                         Income  Shares   Amount   Income  Shares   Amount   Income  Shares   Amount
                         ------- ------- --------- ------- ------- --------- ------- ------- ---------
                         (000's) (000's)           (000's) (000's)           (000's) (000's)
Basic EPS (a):            $354   13,376    $0.03   $10,498 13,144    $0.80   $3,169  10,306    $0.31
 Income available to
  Common Stockholders
Effect of Dilutive
 Securities:
Employee Compensation
 Plans..................   --       137      --        --     497    (0.03)     --      363    (0.01)
                          ----   ------    -----   ------- ------    -----   ------  ------    -----
Dilutive EPS:
 Income available to
  Common Stockholders
  plus assumed
  exercises.............  $354   13,513    $0.03   $10,498 13,641    $0.77   $3,169  10,669    $0.30
                          ====   ======    =====   ======= ======    =====   ======  ======    =====

--------
(a) The amounts shown in 1997 are pro forma net income amounts adjusted to recognize the tax impacts of the Company's conversion to a "C" Corporation.

NOTE 13--RELATED PARTY TRANSACTIONS

  The Company paid approximately $324,000, $340,000, and $480,000 during 1999, 1998, and 1997, respectively, in fees to a law firm having a partner whom is a stockholder of the Company and who is a brother of certain executive officers of the Company. A portion of the fees paid in 1998 and 1997 related to services performed by such firm in connection with the 1996 mergers and the 1997 and 1998 offerings. In 1999, $159,000 of the $324,000 was attributed to a failed merger. In addition, fees of $128,000 were paid to another law firm having a partner whom is a stockholder of the Company and a brother of certain executive officers of the Company in 1999.

  During 1999 and 1998, the Company paid approximately $196,000 and $314,000, respectively, for SPR's consulting professionals to attend training classes at a higher education company having a president and chief operating officer who is a director of the Company.

NOTE 14--FOLLOW-ON PUBLIC OFFERING

  On May 5, 1998, the Company completed a follow-on public offering of 3,719,250 shares of the Company's common Stock. The company sold 1,350,000 shares in the follow-on public offering and received $23.1 million in net proceeds from the sales of such shares.

NOTE 15--STOCK SPLITS

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

NOTE 16--SUBSEQUENT EVENT

  On January 28, 2000, SPR and Leapnet, Inc. announced a merger of Brassie Corporation, a wholly owned subsidiary of Leapnet, with and into SPR, under a definitive merger agreement. The board of directors of each company has approved the merger and has recommended that their shareholders vote in favor of the merger. The transaction will be structured as a tax-free purchase by Leapnet. Each of SPR's common shares will be exchanged for 1.085 shares of Leapnet's common stock.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on March 30, 1999 on its behalf by the undersigned, thereunto duly authorized.

                                          SPR Inc.

                                                 /s/ Robert M. Figliulo
                                          By: _________________________________
                                                     Robert M. Figliulo
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


      /s/ Robert M. Figliulo              Chief Executive Officer and Chairman
______________________________________     of the Board of Directors
          Robert M. Figliulo               (Principal Executive Officer)

      /s/ Stephen J. Tober                Chief Operating Officer and Director
______________________________________
           Stephen J. Tober

     /s/ Stephen T. Gambill               Vice President and Chief Financial
______________________________________     Officer (Principal Financial
          Stephen T. Gambill               Officer)

      /s/ David A. Figliulo               Executive Vice President and
______________________________________     Director
          David A. Figliulo

      /s/ Ronald L. Taylor                Director
______________________________________
           Ronald L. Taylor

    /s/  Sydnor W. Thrift, Jr.            Director
______________________________________
        Sydnor W. Thrift, Jr.

       /s/ David P. Yeager                Director
______________________________________
           David P. Yeager